Form 10QSB/A
period 1996-03-31
ELECTRONIC DESIGNS INC
filed 1996-05-31
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                     ---------------------------------------
                                  FORM 10-QSB/A

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

       For the quarterly period ended March 31, 1996

                                 OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

       For the transition period from               to

                         COMMISSION FILE NUMBER: 1-12200

                            ELECTRONIC DESIGNS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             04-3298416
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              One Research Drive, Westborough, Massachusetts    01581
              (Address of Principal Executive Offices)      (Zip Code)

                                 (508) 366-5151
              (Registrant's Telephone Number, Including Area Code)


- --------------------------------------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

Check whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X       No
      ---         ---

The number of shares of Registrant's Common Stock outstanding on March 31, 1996 was 5,556,172

Part II

 Item 4 - Submission of Matters to a Vote of Security Holders

      (a) On March 6, 1996, the Company held its Annual Shareholders' Meeting (the "Meeting").
      (b) The following directors were elected at the Meeting:

              Donald F. McGuinness
              Frank D. Edwards
              Thomas A. Schultz
              Thomas J. Toy
              Norman T. Hall

      (c) The matters described below were voted upon at the Meeting, and the results of the votes of common stock equivalents for each matter are listed below each matter:

          1. To elect Donald F. McGuinness, Frank D. Edwards, Thomas A Schultz, Thomas J. Toy and Norman T. Hall as directors of the Company to serve until the 1997 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal.

                                            Votes For         Withheld
                                            ---------         --------
              Donald F. McGuinness          4,605,459          87,866
              Frank D. Edwards              4,616,198          77,127
              Thomas A. Schultz             4,602,495          90,830
              Thomas J. Toy                 4,631,453          61,872
              Norman T. Hall                4,632,101          61,224

          2. To approve and adopt the change of the Company's state of incorporation from California to Delaware through a merger of the Company into Electronic Designs, Inc., a newly-formed and wholly-owned Delaware subsidiary, pursuant to the terms of a merger agreement in substantially the same form as attached to the Proxy Statement, and all effects thereof, including the conversion of each outstanding Company security into a corresponding security of Electronic Designs, Inc. and certain changes to the Company's Certificate of Incorporation and By-laws.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              3,827,739       86,159           9,085             790,342

          3.  To approve the Company's Employee Stock Purchase Plan.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              3,901,301      126,305          21,100             694,619

          4. To approve an amendment to the 1987 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,793,553 shares from 866,195 shares to 2,659,748 shares.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              3,740,473      200,766          17,180             734,906

          5. To approve an amendment to the 1987 Stock Option Plan to eliminate all limitations on the number of shares of Company common stock certain executive officers can be granted options to purchase.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              4,352,910        275,914         23,501              61,000

          6. To approve an amendment to the 1987 Stock Option Plan to make provision for the automatic grant to non-employee directors of options to purchase shares of Company common stock.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              4,413,337        217,072         71,896              41,000

          7. To ratify the appointment of Price Waterhouse LLP to serve as independent accountants for the Company for the fiscal year ending September 30, 1996.

              Votes For    Votes Against     Abstaining     Broker Non-Votes
              ---------    -------------     ----------     ----------------
              4,638,970         42,655         11,700                   0

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Electronic Designs, Inc.
                                         (Registrant)



Dated:  May 31, 1996                     /s/ Frank D. Edwards
                                         ---------------------------------------
                                         Frank D. Edwards, Senior Vice President
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer and
                                         Duly Authorized Officer)