Form 10QSB
period 1996-06-30
ELECTRONIC DESIGNS INC
filed 1996-08-12
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                     ---------------------------------------
                                   FORM 10-QSB


  /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 ----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                                       OR

 ----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number: 1-12200

                            Electronic Designs, Inc.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                         04-3298416
         -----------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


   One Research Drive, Westborough, Massachusetts          01581
     (Address of Principal Executive Offices)            (Zip Code)


                                 (508) 366-5151
              (Registrant's Telephone Number, Including Area Code)


    -------------------------------------------------------------------------
   (Former Name, Former Address and Formal Fiscal Year, if Changed Since Last
                                    Report)


Check whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past l2 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---    ---

The number of shares of Registrant's Common Stock outstanding on June 30, 1996 was 6,125,478


                        Page 1 of 26, including exhibits

                      Exhibit Index is located on Page 17

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                        JUNE 30,       SEPTEMBER 30,
                                                          1996             1995

ASSETS

Current assets:
  Cash and cash equivalents                          $  1,303,000      $  2,045,000
  Accounts receivable, net                              7,517,000           588,000
  Inventories                                           7,125,000            83,000
  Prepaid expenses                                        144,000            84,000
                                                     ------------      ------------
                                                       16,089,000         2,800,000

Property and equipment, net                             4,092,000         2,455,000
Other assets                                               78,000         1,079,000
Intangible assets                                       1,978,000                 -
                                                     ------------      ------------
                                                     $ 22,237,000      $  6,334,000
                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility                          $  1,860,000      $          -
  Current portion of long-term debt                     4,413,000           545,000
  Notes payable to shareholders                                 -           900,000
  Accounts payable                                      4,747,000           878,000
  Accrued expenses and other current liabilities        2,207,000           760,000
                                                     ------------      ------------
                                                       13,227,000         3,083,000

Deferred rent                                             130,000           104,000
Long-term debt, net of current portion                  1,080,000           648,000
Long-term note payable to shareholder                           -         1,035,000
                                                     ------------      ------------
                                                       14,437,000         4,870,000
                                                     ------------      ------------
Shareholders' equity:
  Convertible preferred stock; $0.01 par
    value; 8,000,000 shares authorized; 2,323
    and 3,985 shares issued and outstanding at
    June 30, 1996 and September 30, 1995,
    respectively                                            1,000             1,000
  Common stock; $0.01 par value; 20,000,000
    shares authorized; 6,125,000 and 3,595,000
    shares issued and outstanding at June 30,
    1996 and September 30, 1995, respectively              61,000            36,000
  Additional paid in capital                           26,892,000        22,095,000
  Accumulated deficit                                 (19,154,000)      (20,668,000)
                                                     ------------      ------------
                                                        7,800,000         1,464,000
                                                     ------------      ------------
                                                     $ 22,237,000      $  6,334,000
                                                     ============      ============


     See accompanying notes to unaudited consolidated financial statements


ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED                INE MONTHS ENDED
                                                    ----------------------------       ----------------------------
                                                      JUNE 30,           JULY 1,        JUNE 30,          JULY 1,
                                                        1996              1995            1996             1995

Revenues                                            $16,052,000       $  446,000       $45,246,000      $ 1,165,000
Cost of revenues                                     11,228,000          365,000        32,813,000          919,000
                                                    -----------       ----------       -----------      -----------
  Gross profit                                        4,824,000           81,000        12,433,000          246,000

Operating expenses:
  Research and development                              588,000          402,000         1,996,000        1,345,000
  Selling, general and administrative                 2,378,000          502,000         6,920,000        1,484,000
  Restructuring                                               -                -           590,000                -
  Amortization of intangible assets                     117,000                -           353,000                -
                                                    -----------       ----------       -----------      -----------
                                                      3,083,000          904,000         9,859,000        2,829,000
                                                    -----------       ----------       -----------      -----------
Income (loss) from operations                         1,741,000         (823,000)        2,574,000       (2,583,000)
                                                    -----------       ----------       -----------      -----------

Other income (expense):
  Interest income                                             -            3,000            47,000           35,000
  Interest expense                                     (222,000)         (89,000)         (740,000)        (273,000)
                                                    -----------       ----------       -----------      -----------
                                                       (222,000)         (86,000)         (693,000)        (238,000)
                                                    -----------       ----------       -----------      -----------

Income (loss) before income taxes                     1,519,000         (909,000)        1,881,000       (2,821,000)
Provision for income taxes                              241,000                -           367,000                -
                                                    -----------       ----------       -----------      -----------
Net income (loss)                                   $ 1,278,000       $ (909,000)      $ 1,514,000      $(2,821,000)
                                                    ===========       ==========       ===========      ===========

Net income (loss) per share                         $      0.15       $    (0.28)      $      0.24      $     (0.88)
                                                    ===========       ==========       ===========      ===========

Weighted average common shares and equivalents        9,876,000        3,197,000         8,229,000        3,198,000
                                                    ===========       ==========       ===========      ===========

     See accompanying notes to unaudited consolidated financial statements


ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                                JUNE 30,         JULY 1,
CASH FLOWS FROM OPERATING ACTIVITIES:                             1996            1995
  Net income (loss)                                          $ 1,514,000      $(2,821,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                              1,187,000          314,000
    Noncash portion of restructuring expenses                     57,000                -
    Increase in deferred rent                                     26,000           76,000
    Common stock issued in payment of interest and other
      expenses                                                    37,000                -
    Changes in assets and liabilities, net of acquired
      amounts:
      (Increase) decrease in accounts receivable              (1,442,000)          74,000
      (Increase) decrease in inventories                       1,290,000         (132,000)
      (Increase) decrease in prepaid expenses                     21,000           (4,000)
      (Increase) decrease in other assets                         17,000          (21,000)
      Increase (decrease) in accounts payable                   (262,000)        (370,000)
      Increase (decrease) in accrued expenses                 (2,446,000)         293,000
                                                             -----------      -----------
        Net cash flows used in operating activities               (1,000)      (2,591,000)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital equipment expenditures                                (281,000)        (421,000)
  Cash paid for Electronic Designs, Inc., net of cash
    acquired                                                  (8,088,000)               -
                                                             -----------      -----------
        Net cash flows used in investing activities           (8,369,000)        (421,000)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                      2,221,000           11,000
  Proceeds from sale of preferred stock, net                           -          884,000
  Proceeds from issuance of long-term debt                     5,500,000           83,000
  Principal repayments on long-term debt                      (1,663,000)        (473,000)
  Net borrowings on revolving credit facility                  1,860,000                -
  Repayment of notes payable to officers                        (290,000)               -
                                                             -----------      -----------
        Net cash flows from financing activities               7,628,000          505,000
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (742,000)      (2,507,000)

Cash and cash equivalents at beginning of period               2,045,000        2,962,000
                                                             -----------      -----------
Cash and cash equivalents at end of period                   $ 1,303,000      $   455,000
                                                             ===========      ===========

     See accompanying notes to unaudited consolidated financial statements

Electronic Designs, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

     In March 1996, Crystallume reincorporated in Delaware and changed its name to Electronic Designs, Inc. The accompanying unaudited interim consolidated financial statements reflect the financial position, results of operations and cash flows of Electronic Designs, Inc. (the "Company") and its wholly-owned subsidiaries.

     In the opinion of management, the financial statements contain all of the necessary adjustments (all being of a normal and recurring nature) to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the three years in the period ended September 30, 1995 and the audited consolidated balance sheet as of October 10, 1995 included in the Company's 1995 Form 10-KSB/A2.

     The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Acquisition of Electronic Designs, Inc.

     Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a Massachusetts corporation ("EDI-MA"), pursuant to an Agreement and Plan of Reorganization, for $13,000,000 less certain expenses incurred by EDI-MA as a result of the transaction. The aggregate purchase price of $12,210,000 consisted of cash consideration of $11,322,000, notes payable of $290,000 and fully-vested options to purchase 315,000 shares of the Company's common stock at $0.22 per share that were valued at $598,000. The cash portion of the purchase price was financed primarily through bank borrowings and, to a lesser extent, private placements of equity securities.

     The acquisition of EDI-MA has been recorded in accordance with the purchase method and, accordingly, the purchase price plus the Company's direct acquisition costs of $290,000 have been allocated to the assets and liabilities acquired based on their estimated fair values at the date of acquisition. The fair value of assets acquired was $20,622,000, including cash of $2,508,000, and the liabilities assumed totaled $8,122,000. The results of operations and cash flows of EDI-MA are included in the results of operations and cash flows of the Company from the date of acquisition.

     The following pro forma data has been prepared as if the acquisition was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would have actually been achieved had the acquisition of EDI-


MA occurred at the beginning of the periods. The pro forma data does not include
$1,100,000, relating to the revaluation of inventories acquired to their estimated fair value, which was included in cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Only those pro forma adjustments which are expected to have a continuing impact on the results of operations of the combined companies have been included.

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           -----------------------------       -----------------------------
                                              JUNE 30,          JULY 1,         JUNE 30,           JULY 1,
                                               1996              1995             1996              1995

Revenues                                   $16,052,000       $10,956,000       $45,815,000       $26,958,000
Cost of revenues                            11,228,000         7,574,000        32,002,000        18,412,000
                                           -----------------------------       -----------------------------
  Gross profit                               4,824,000         3,382,000        13,813,000         8,546,000
Operating expenses:
  Research and development                     588,000           862,000         2,096,000         2,787,000
  Selling, general and administrative        2,378,000         2,161,000         7,232,000         5,955,000
  Restructuring                                      -                 -           590,000                 -
  Amortization of intangible assets            117,000           117,000           353,000           353,000
                                           -----------------------------       -----------------------------
                                             3,083,000         3,140,000        10,271,000         9,095,000
                                           -----------------------------       -----------------------------
Income (loss) from operations                1,741,000           242,000         3,542,000          (549,000)
  Other expense, net                          (222,000)         (343,000)         (708,000)       (1,007,000)
                                           -----------------------------       -----------------------------
Income (loss) before income taxes            1,519,000          (101,000)        2,834,000        (1,556,000)
Income taxes                                   241,000                 -           367,000                 -
                                           -----------------------------       -----------------------------

Net income (loss)                          $ 1,278,000       $  (101,000)      $ 2,467,000       $(1,556,000)
                                           =============================       =============================
Net income (loss) per share                $      0.15       $     (0.02)      $      0.34       $     (0.36)
                                           =============================       =============================

3.  Restructuring

     The restructuring charge is primarily associated with the costs of severance benefits for six employees provided in connection with restructuring activities at the Company's diamond operations following the acquisition of EDI-MA. Duplicate managerial and administrative positions were eliminated, occupied space in the Santa Clara, California facility was reduced, and the corporate offices and related functions were consolidated in Westborough, Massachusetts. At June 30, 1996, $58,000 remained accrued with respect to completion of the restructuring actions.


4.  Net Income (Loss) Per Share

     Net income (loss) per share represents earnings per common and common equivalent share which is determined on the basis of the weighted average number of shares outstanding during the respective period after giving effect to (i) all options and warrants using the modified treasury stock method, if dilutive; and (ii) the conversion of preferred stock using the if-converted method, if dilutive. Primary and fully-diluted earnings per share are the same.

5.  Inventories

     Inventories consisted of the following:

                        JUNE 30,       SEPTEMBER 30,
                          1996            1995

Raw materials          $4,118,000        $26,000
Work-in-process         1,231,000              -
Finished goods          1,776,000         57,000
                       -------------------------
                       $7,125,000        $83,000
                       =========================

6.  Common Stock

     In connection with the acquisition of EDI-MA, long-term and short-term notes of $1,935,000 and related interest of $19,000 due to shareholders were converted into 782,000 shares of common stock on October 10, 1995.

     During the nine month period ended June 30, 1996, 951,000 shares of common stock were issued in private placements of securities for net proceeds of $2,191,000.

     During the nine month period ended June 30, 1996, approximately 50,000 shares of common stock were issued to underwriters and consultants for services performed in connection with the issuance of the Series A convertible preferred stock and the acquisition of EDI-MA.

     During the nine month period ended June 30, 1996, 77,000 shares of common stock were issued pursuant to the exercise of employee options for proceeds of $25,000.

     During the nine month period ended June 30, 1996, 665,000 shares of common stock were issued in conversion of 1,662 shares of Series A convertible preferred stock.

     During the nine month period ended June 30, 1996, 5,000 shares of common stock were issued upon exercise of warrants for proceeds of $16,000.



7.  Supplemental Disclosures of Cash Flow Information

     In October 1995, the Company issued warrants to purchase 277,000 shares of common stock at an exercise price of $3.50 per share in order to secure the bank borrowings related to the acquisition of EDI-MA. These warrants expire in October 1998.

     During the three month period ended June 30, 1996, the Company acquired equipment under a capital lease for $375,000.

ITEM 2:

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 13 of this Form 10-QSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in 1984 through October 10, 1995, Electronic Designs, Inc. (formerly Crystallume) (the "Company") had been primarily engaged in research and development related to diamond coatings using a process called chemical vapor deposition. Its principal source of revenue was research and development contracts with the U.S. government, industry consortia and commercial organizations and, on a limited basis, from the sale of prototype and limited distribution products.

     Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc. ("EDI-MA") in a purchase transaction (the "Acquisition"). As a result of the Acquisition, the results of operations and cash flows of EDI-MA are included in the results of operations and cash flows of the Company from the date of the Acquisition. EDI-MA manufactures high density memory components used in commercial and military systems, and also designs and manufactures flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays.

     In March 1996, the Company changed its state of incorporation from California to Delaware and changed its name to Electronic Designs, Inc.

RESULTS OF OPERATIONS

     Revenues increased to $16,052,000 and $45,246,000 in the third quarter and first nine months, respectively, of fiscal 1996 from $446,000 and $1,165,000, respectively, in the same periods in fiscal 1995. This substantial increase in revenues was due to the results of operations of EDI-MA being included in results of operations of the Company from October 10, 1995.

     On a pro forma basis (see Note 2 to unaudited consolidated financial statements), combined revenues of the Company and EDI-MA increased by 47% and 70% to $16,052,000 and $45,815,000 in the third quarter and nine month period, respectively, of fiscal 1996 as compared to $10,956,000 and $26,958,000 in the same quarter and nine month period, respectively, of fiscal 1995. These increases were due to increases in memory product unit volumes and average selling prices in the three months and nine months of fiscal 1996 versus the same periods in fiscal 1995. In the three month period ended June 30, 1996, average selling prices increased from the same period in the prior year as a result of market conditions and increased sales of higher density products which have higher selling prices. For the year to date, average selling prices also increased as a result of the increased proportion of commercial memory modules sold, which generally have higher selling prices compared to the Company's military memory products.

     In the third quarter of fiscal 1996, the semiconductor industry has continued to see price erosion in semiconductor memories and the book to bill ratio remained below parity for the second quarter in a row for the first time in a four year period. The effects of these developments on the Company's results to date have been: declines in the average selling prices and the value of orders of its commercial memory module products; a slowdown in the rate of new orders received for its commercial memory module products; and reductions in cost and the increased availability of most memory devices which the Company purchases for incorporation in its products.

     While the increased availability of memory devices has allowed the Company to increase its unit volumes and shorten its lead-times to its customers, revenues from commercial memory products declined in the current quarter from the quarter ended March 31, 1996.

     The Company believes that, in the near term, it may be unable to increase its volumes in commercial memory products sufficiently to offset declines in selling prices and maintain its current revenue levels in these products. The Company, however, may be able to offset any such declines as it continues to introduce new products and has seen substantial new demand for its flat panel display products.

     As a result of the increased availability of commercial memory products there can be no assurance that new competitors will not enter the Company's markets or that existing competitors, particularly those who manufacture their own semiconductor devices, will not reduce selling prices of products to a level at which the Company cannot economically compete.

     The Company derives a substantial portion of its revenues and earnings from sales to defense contractors and subcontractors of memory products manufactured as compliant to military specifications. Trends in the defense industry include reductions in spending from year to year and the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured as compliant to specified military standards. To date, these changes have not had a materially adverse effect on the Company's results due to increased demand resulting from upgrading of existing military systems and the slow rate of adoption of the COTS program.

     Gross profit for the third quarter and year to date of fiscal 1996 was $4,824,000 and $12,433,000, respectively, compared to $81,000 and $246,000, respectively, in the same periods of fiscal 1995 due to the results of operations of EDI-MA being included in results of operations of the Company from October 10, 1995. Gross profit for the nine month period ended June 30, 1996 included a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition. This amount was charged to cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold.

     On a pro forma basis, combined gross profit increased to $4,824,000 and $13,813,000, or 30.0% and 30.1% of revenues ("gross margin"), in the third quarter and year to date in fiscal 1996, respectively, from $3,382,000 and $8,546,000, or 30.9% and 31.7% gross margin, in the same periods in the prior year. In the third quarter of fiscal 1996, a significant inventory writedown taken as a result of declining memory prices offset increases in gross margin realized as a result of the higher mix of military memory products and display products and the benefit of reductions in purchase prices of commercial memory devices. Recent declines in average selling prices of the Company's commercial memory products have generally to date followed declines in the Company's raw material costs and have not had a significant impact on the Company's gross profits. The decrease in gross margin for the nine month period resulted from the higher mix of commercial module products which traditionally have had lower gross margins as a consequence of their higher purchased material content.

     Due to the pass-through nature of its commercial memory business, the Company believes that, in the near term, it will continue to be able to offset future declines in selling prices with decreases in costs of raw materials. However, in the event of prolonged or sudden declines in selling prices there can be no assurance that the Company will continue to be able to maintain its gross margins by offsetting future declines in selling prices with decreases in its product costs.

     The Company purchases its semiconductor components from a small number of large suppliers, including foreign suppliers who are regularly the target of threatened or pending trade disputes and sanctions which, if realized, could impact the ability of the Company to obtain critical raw materials. The Company has not been materially adversely affected by this situation in the past and does not anticipate experiencing any material adverse impact in the future.

     The Company does not have specific contractual arrangements with its suppliers. While the Company believes it has good relationships with its vendors, in the event that product availability becomes more limited in the future, there is no assurance that these sources of supply will continue under terms that permit the Company to compete in its targeted markets.

     Research and development expenses in the third quarter and first nine months of fiscal 1996 increased 46% and 48%, respectively, to $588,000 and $1,996,000 from $402,000 and $1,345,000 in the respective periods in fiscal 1995. The increase primarily reflects research and development expenses related to memory and display products associated with the acquired operations of EDI-MA.

     Due to a reduction in headcount and a redirection of diamond development efforts, pro forma research and development expenses decreased $274,000 or 32% and $691,000 or 25% to $588,000 and $2,096,000, respectively, in the third quarter and first nine months of fiscal 1996 from $862,000 and $2,787,000, respectively, in the same periods in the prior year.

     Selling, general and administrative ("S, G & A") expenses were $2,378,000 and $6,920,000 in the third quarter and first nine months of fiscal 1996, respectively, compared to $502,000 and $1,484,000, respectively, in the same periods in fiscal 1995. This increase reflects expenses associated with EDI-MA.

     On a pro forma basis, combined S, G & A expenses increased by $217,000 or 10% and $1,277,000 or 21% to $2,378,000 and $7,232,000 in the third quarter and first nine months of fiscal 1996, respectively, from $2,161,000 and

$5,955,000, respectively, in the same periods in the prior year. The majority of this increase was attributed to higher commissions to outside sales representatives due to the increase in revenues of the Company on a pro forma basis. In addition, increased legal and accounting fees associated with the Company's reincorporation in Delaware and efforts to register common stock issued or issuable as a result of recent private placements contributed to this increase. Savings realized from reductions in salaries and other expenses as a result of the restructuring of the Company's operations, discussed below, were approximately $200,000 and $450,000 in the third quarter and nine month period, respectively.

     The restructuring charge of $590,000 relates primarily to severance costs associated with restructuring activities at the Company's diamond operations to eliminate duplicative managerial and administrative positions and to consolidate the Company's executive offices in Westborough, Massachusetts.

     The Company had no interest income in the current quarter as all excess cash was used to repay advances on the revolving credit facility or to offset bank charges. Interest expense increased $133,000 and $467,000 in the third quarter and first nine months, respectively, of fiscal 1996 to $222,000 and $740,000 from $89,000 and $273,000, respectively, in the same periods in fiscal 1995 primarily due to approximately $200,000 and $625,000, respectively, of interest on the $10,000,000 in bank loans incurred for the Acquisition, less net repayments of $4,140,000 over the period from the Acquisition. This increase was partially offset by reduced expense as a result of the conversion of a $1,035,000 convertible secured note payable to a shareholder to common stock on October 10, 1995, lower equipment financing costs and a refund in the first quarter of fiscal 1996 of interest previously paid on an income tax assessment.

     On a pro forma basis, other expense, net, decreased $121,000 and $299,000 in the third quarter and nine month period of fiscal 1996 to $222,000 and $708,000 from $343,000 and $1,007,000, respectively, in the same periods in fiscal 1995 due to the repayments of the loans noted above.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, cash and cash equivalents were $1,303,000 representing a decrease of $742,000 from September 30, 1995.

     In the first nine months of fiscal 1996, the Company used $1,000 of cash for operating activities compared to $2,591,000 in the same period in fiscal 1995. In the fiscal 1996 period accounts receivable increased $1,442,000 due primarily to increased revenues since the date of the Acquisition. Inventories decreased as a result of the sale of inventories acquired at the Acquisition which included $1,100,000 related to the revaluation to their estimated fair value and of reductions in purchase prices of commercial memory devices. Accrued expenses decreased after the Acquisition primarily due to the payment of expenses related to the Acquisition that had been incurred by EDI-MA. In the same period of fiscal 1995 cash used for operating activities was primarily to fund the loss incurred in the quarter.

     The Company used $8,369,000 for investing activities in the first nine months of fiscal 1996 primarily because of $8,088,000 of net cash paid for the Acquisition. The Company used $281,000 of cash for capital equipment expenditures. In addition, the Company acquired test equipment under a financing lease of $375,000 payable over four years. Capital additions were primarily related to memory products in the first nine months of fiscal 1996 as compared to $421,000, for diamond operations, in the same period of fiscal 1995.

     The Company anticipates that it will continue to incur capital expenditures to increase its test and manufacturing capacity and may seek to obtain lease financing for a portion of these capital expenditures. The Company does not anticipate significant capital expenditures for diamond operations in fiscal 1996. The Company and EDI-MA had pro forma combined capital expenditures of approximately $950,000 in fiscal 1995 and it is now expected that capital expenditures will not likely exceed that amount in fiscal 1996. With regard to the utilization of the Company's facilities, it is currently operating three shifts per day in its memory test operations and two shifts per day in its module assembly operations. The Company has sublet a portion of its facility in Santa Clara, California as a result of the restructuring referred to above and believes that its facilities are generally adequate and suitable for its operations in the next 12 months.

     In the first nine months of fiscal 1996, the Company generated $7,628,000 in cash from financing activities. Net short-term and long-term borrowings under a credit facility discussed below generated $7,360,000, net proceeds from the sale of common stock generated $2,221,000 and repayments of long-term debt and notes payable to officers used $1,953,000. In the same period of fiscal 1995, the Company used $234,000 for financing activities primarily for the repayment of equipment financing debt.

     In connection with the Acquisition, the Company entered into a Loan and Security Agreement with a bank, whereby the Company was allowed to borrow on October 10, 1995, (i) up to $5,500,000 in the form of a term loan and (ii) up to $6,500,000 under a revolving credit facility; however, aggregate borrowings are limited to $10,000,000. The Loan and Security Agreement requires payments of principal on the term loan of $500,000 on December 31, 1995 and $750,000 per quarter beginning March 31, 1996 (or the first business day thereafter). Interest on the term loan is payable at 11.125% at June 30, 1996 (prime plus 2.875%) and interest on revolving loans is payable at 8.75% at June 30, 1996 (prime plus 0.05%). The Company believes that it is in compliance with all material covenants as of June 30, 1996. Borrowings under the revolving credit facility are limited to a borrowing base which is calculated on a formula which currently includes domestic and foreign accounts receivable and certain inventories. The Company has availability under the facility for an additional $3,890,000 of revolving loans as of June 30, 1996. In the original commitment letter to the Company, the bank indicated that, if renewed in September, 1996, the borrowing base may be modified to exclude foreign accounts receivable and inventories. While the Company's borrowing base at June 30, 1996 is $6,082,000, in the event that inventories and foreign receivables had been excluded from the formula at that date, the borrowing base would have been approximately $2,330,000.

     The Company anticipates that, if it remains in compliance with all material covenants of its Loan and Security Agreement, the bank will renew its revolving credit facility in September, 1996 under terms that will allow the Company to make advances based on some portion of its foreign receivables and/or inventories.

     The Company anticipates that the combination of its current cash balance, accounts receivable balance, revolving credit facility and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for the next 12 months.

     If cash generated from operations is insufficient to meet the Company's requirements for the service of its loans, its working capital needs and its anticipated capital expenditures, or if the Company's bank fails to renew the revolving credit facility under terms that provide the Company with a sufficient borrowing base, the Company may be required to raise additional capital through the sale of additional equity securities or seek alternative methods of financing. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the cyclicality in the Company's targeted markets, particularly for its semiconductor related products; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the recent growth and expansion of operations and resultant strain on its limited personnel and management, manufacturing and other resources; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger public companies in the commercial module market; dependence on contracts with defense related companies for its memory and display products; significant customer concentration; regulatory, political, economic and currency risks associated with international sales which accounted for more than 30% of net sales in the first nine months of fiscal 1996; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; the possibility that subsequent changes in ownership may limit the Company's use of net operating loss and research and development tax credit carryforwards; uncertainty regarding the Company's ability to integrate CVD diamond technology into its electronic products; market acceptance of diamond coated tool inserts; risks related to returns on diamond research and development; and risks relating to the Company's ability to achieve full scale manufacturing of its diamond coated tool inserts.

PART II:  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On July 27, 1996, Electronic Designs, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Registrant, merged with and into the Registrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2.1 Articles of Merger of parent and subsidiary corporations, effective July 27, 1996, merging Electronic Designs, Inc., a Massachusetts corporation, with and into Electronic Designs, Inc., a Delaware corporation.

11        Statement re: computation of per share earnings

27        Financial Data Schedule

(b)  Reports on Form 8-K:

          Reports on Form 8-K were filed with the Securities and Exchange Commission on the following dates during the quarter ended June 30:

        (1)May 16, 1996 - ITEM 5 - OTHER EVENTS - At or about the close of business on May 16, 1996, a registration statement on Form S-3 for the sale of 3,775,388 shares of common stock by certain shareholders became effective.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                      Electronic Designs, Inc.
                                      ----------------------------------------
                                      (Registrant)



                                      /s/ Frank D. Edwards
Dated: August 8, 1996                 ----------------------------------------
                                      Frank D. Edwards, Senior Vice
                                      President and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer and
                                      Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT TITLE                                                PAGE
- ------   -------------                                                ----


2.1       Articles of Merger of parent and subsidiary
          corporations, effective July 27, 1996, merging
          Electronic Designs, Inc., a Massachusetts
          corporation, with and into Electronic Designs,
          Inc., a Delaware corporation.                                18


11        Statement re: computation of per share earnings              26

27        Financial Data Schedule