Form 10KSB
period 1996-09-30
ELECTRONIC DESIGNS INC
filed 1996-12-02
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                         Commission file number: 0-21305

                            ELECTRONIC DESIGNS, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                         04-3298416
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                      identification no.)

                               ONE RESEARCH DRIVE
                              WESTBOROUGH, MA 01581
                                 (508) 366-5151

             (Address, including zip code, of Registrant's principal executive offices and Registrant's telephone number, including area code)

                         -----------------------------

          SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE.

  SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE
                       $.01 PER SHARE; REDEEMABLE WARRANTS

                          -----------------------------

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  X  Yes     No
                  ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the fiscal year ended September 30, 1996 were $58,654,000.

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of November 15, 1996 was $15,402,735 based on the closing sales price of such stock on the Nasdaq Small-Cap Market. As of November 15, 1996, there were 6,561,896 shares of Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held February 26, 1997 (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended September 30, 1996, are incorporated by reference into Part III hereof.



TABLE OF CONTENTS

PART I............................................................................   1

   ITEM 1.  DESCRIPTION OF BUSINESS...............................................   1

   ITEM 2.  DESCRIPTION OF PROPERTIES.............................................   6

   ITEM 3.  LEGAL PROCEEDINGS.....................................................   6

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   6


PART II...........................................................................   7

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............   7

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.................................................   8

   ITEM 7.  FINANCIAL STATEMENTS..................................................  13

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..................................................  13

PART III..........................................................................  14

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................  14

   ITEM 10. EXECUTIVE COMPENSATION................................................  14

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........  14

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  14

   ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K................................  15

            SIGNATURES............................................................  21
            AUDITED FINANCIAL STATEMENTS.......................................... F-1


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 12 of this Form 10-KSB.

GENERAL BACKGROUND

     Electronic Designs, Inc. (formerly Crystallume)(the "Company") was originally incorporated in California in 1984 under the name of Crystallume. Since its inception in 1984 through October 10, 1995, the Company had been primarily engaged in research and development related to diamond coatings using Chemical Vapor Deposition ("CVD") technology.

      Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a privately held Massachusetts corporation ("EDI-MA"), in a purchase transaction (the "Acquisition"). EDI-MA manufactured high density memory components used in commercial and military systems, and also designed and manufactured flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays. As a result of the Acquisition, the Company has shifted its emphasis from diamond research and development to the design, manufacture and sale of semiconductor and flat panel display products.

     On March 6, 1996, the Company was reorganized as a Delaware corporation under the name Electronic Designs, Inc. to reflect the shift in its business focus.

INDUSTRY BACKGROUND

     Semiconductor Packaging: Worldwide demand for memory integrated circuits ("ICs") has grown significantly during the 1990's due to the proliferation of personal computers, data communications systems and new telecommunications systems; the introduction of memory intensive software applications; and the increasing use of memory devices in many consumer products. The most widely used memory devices are dynamic random access memories ("DRAMs") and static random access memories ("SRAMs"). DRAMs are commercially available with higher densities than SRAMs, while SRAMs do not require refresh circuitry and are capable of higher speeds than DRAMs of the same density. SRAMs are used to take advantage of the significantly increased performance capabilities of current microprocessors.

     SRAMs are used in a wide variety of other electronic products, including personal computers ("PCs"), cellular base stations and telephones, and high speed data communications networks. In military and aerospace systems, SRAMs provide the high performance memory required by fast military processors for pattern recognition, command, control and communications and other applications.

     Memory modules are miniaturized memory subsystems which can consist of multiple memory devices plus support chips in a single component. Standard memory modules include modules that can be sourced from many module suppliers, are designed to be incorporated into a wide variety of equipment, primarily use DRAM and are typically found in desktop PCs. Standard memory modules for the PC market include DRAM single in-line memory modules ("SIMM") used for main memory and SRAM cache modules. Specialty memory modules typically emulate the next generation of IC or provide a configuration of memory used with various microprocessors other than in PC applications. Custom memory modules are designed and manufactured to a customer's unique specification, application and space requirements.

     While the market for memory ICs has grown rather steadily in recent years, this market continues to display considerable volatility, particularly in the commercial segment which has been the principal focus of the Company's activities. No assurances can be given that such volatility, with periods of flat or declining demand, will not continue and extend to the Company's military memory products. Any such market developments could have a material adverse effect on the Company's semiconductor packaging business.

     Flat Panel Displays: The information display industry is undergoing significant changes and trends which are converging to drive a growing demand for high performance, flat, lightweight, and power efficient displays that are capable of delivering high volumes of information. Although cathode ray tube displays ("CRTs") currently dominate the information display market, they are large, heavy, fragile and require substantial amounts of power to operate. There are several flat panel display technologies currently in development or commercially available, including liquid crystal, gas plasma and electroluminescent and field emission displays ("FEDs"). The liquid crystal display ("LCD") market is the largest segment of the flat panel display market and is dominated by a small number of large suppliers primarily located in Japan. Passive Matrix LCDs have a less complex manufacturing process and lower cost than Active Matrix LCDs ("AMLCDs") but have a lower image quality and response time and a limited effective temperature range. As a result of developments in the PC industry, the price-performance and form factor of PC components now make it possible to integrate computers and displays to make fast, compact systems for numerous specialized applications.

     Diamond Products: Diamond's properties make it the hardest and one of the strongest materials, an excellent thermal conductor and an almost perfect electrical insulator. Because of its unique properties, diamond is viewed as a potentially ideal material for a wide variety of commercial and industrial applications, including wear coatings to extend the lives of cutting tools and machine components and electronic packaging materials to reduce the operating temperature and increase the reliability and lifetime of electronic components.

PRODUCTS AND PRODUCT DEVELOPMENT

     The Company currently manufactures and sells approximately 150 memory products and 15 display products for a wide range of commercial, industrial and military applications. In fiscal 1996, memory products accounted for 92% of Company sales.

     Memory products: The Company's memory products are primarily designed for the SRAM market. The Company's memory products incorporate SRAM, DRAM and flash memory components using existing packaging technologies such as components suface mounted on boards, multiple bare die on laminate ("MCM-L") or ceramic ("MCM-C") or a single die in a ceramic package (military monolithics). Commercial module products range in density from 2 Megabit ("M") to 1 gigabit, widths from 8 to 64 inputs-outputs ("IOs"), speeds as fast as 8 nanoseconds ("ns") and in various package options. Memory products also include military monolithic and MCM-C products screened for operating under extreme conditions which range in density from 256K to 16M, with address widths from 1 to 32 IOs, operating at speeds as fast as 15 ns and in various package options.

     Product development has consisted of activities related to the design, prototyping and release to production of new products. In addition to the development of new module and monolithic products based on 4M SRAM, recent development efforts include new MCM-L and flash memory designs as well as high density DRAMs using the Company's licensed "doubler" technology. MCM-Ls are geared to any high end, high performance application where board space is an issue or surface mount devices are desired, while applications for the high density DRAM modules would include high-end servers and workstations.

     Display Products: The Company's current offering of AMLCDs includes 5.0", 5.5", 6.4", 10.4" and 14.2" diagonal panels in display head, monitor and computer systems formats. These displays offer significant advantages over other commercially available displays. Significant features include sunlight readability and ruggedized construction for operating temperatures from -35 to +85 degrees Celsius.

     Display product development is aimed at offering a broad range of products based on different sized AMLCD panels, the development of a PC technology based computer system incorporating the Company's displays, as well as the development of electronic circuit boards for "smart" displays.

     Diamond Products: The Company has focused its efforts on a CVD process which can produce a thin film of diamond on substrates made of appropriate materials in order to develop commercial products of wide application. The advantage of the CVD process is that a diamond coating can be applied in a controllable manner to a wide variety of useful forms. Diamond products research and development efforts have resulted in the introduction and production of diamond coated cutting tool inserts and tungsten carbide rotating tools of complex geometries for machining applications.

     The Company's diamond research is focused on improving tooling products and related diamond coating processes as well as developing numerous other applications for the Company's diamond coating process.

     The Company is developing a semiconductor product incorporating diamond as a heat spreader to enable the devices to operate at higher power or lower temperatures. Substituting diamond for existing heat spreading materials may result in significantly better heat removal and greatly improved semiconductor performance and reliability in heat sensitive operations.

     As with any new products, there is no assurance that the products developed (or to be developed) by the Company will be commercially acceptable or profitable.

PRODUCTION AND MANUFACTURING

     The process of manufacturing the Company's memory products consists of packaging, in the case of die and wafer products, to be assembled using ceramic or laminate packages; surface mount assembly and lead attach, in the case of module products; extensive back end testing, which may include burn-in; and marking. All processes are performed in the Company's facilities with the exception of packaging which is subcontracted to manufacturers in Manila, Philippines and California. In addition, the Company uses subcontractors from time to time to perform surface mount assembly of products in order to provide additional capacity and flexibility. Quality and reliability are emphasized in the design and manufacture of the Company's products and the Company is ISO 9001 certified with respect to its memory products.

     The manufacture of the Company's display products consists of lamination of glass and filters to the purchased AMLCD panel for ruggedization and graphics enhancement; assembly of backlighting and electronic circuitry; final system assembly; and testing. All operations are performed in the Company's facility in Westborough.

     With respect to diamond coated tooling insert products, the Company has achieved commercial production in limited quantities from its manufacturing technology and is shipping orders to customers. Production capacity is not currently a concern given the limited order flow. In the event of heightened demand, however, there can be no assurances that the Company would have sufficient production capacity.

MARKETING AND DISTRIBUTION

     The Company's memory and display products are distributed worldwide through a combination of independent sales representatives, distributors and

Company employed sales personnel. The Company has area sales offices in Westborough, Dallas, Los Angeles and London, England. Each of these sales offices is staffed by sales managers who have responsibility for supervision of a number of sales representatives in each area.

CUSTOMERS

     The Company sells memory and display products to over 500 companies throughout the world. Customers for the Company's commercial and industrial products include Alcatel, Bay Networks, Inc., Cabletron System, Inc., Ericsson, LG, Ltd., Motorola, Inc., Octel Communications Corp., Siemens, and 3Com Corp. The Company's military customers include Harris Corporation, Hughes Aircraft Company, Lockheed Corp., Raytheon Company and Rockwell International. In fiscal year 1996, no single customer accounted for over 10% of the Company's revenues.

     Sales of the Company's memory and display products are generally made pursuant to standard purchase orders, which are subject to rescheduling of delivery dates and cancellation without significant penalties. The Company has also entered into various corporate contracts, primarily with military customers, and these contracts do not generally require minimum purchase quantities of the Company's products. For these reasons, the Company believes that its product backlog, while useful for scheduling production, does not necessarily provide a reliable indicator of future revenues.

     The principal source of revenue for diamond products is research and development contracts with the U.S. government, industry consortia and commercial organizations and, on a limited basis, from the sale of prototype and limited distribution products.

SUPPLIERS

     The most significant raw materials that the Company purchases in its semiconductor and display products operations are memory devices in wafer, die and component forms and AMLCD panels. To address these needs, the Company has developed and maintains relationships with the leading semiconductor fabricators in the United States and the Far East, including Micron Semiconductor, Inc., Mitsubishi Electronics America, Inc., Samsung Semiconductor, Inc. and subsidiaries of Sharp Corporation.

     In a time of strong demand for memory and other IC products, sources of supply of wafers, die and other components may be constrained and subject to shortages, and a semiconductor packager's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. While the Company has no specific long-term contractual arrangements with its vendors, the Company believes that it has good relationships with these vendors and that it is an important part of their marketing and distribution programs, and as such is an important customer to each. No assurances, however, can be given that the Company's existing access to these sources of supply may not be impaired in particular cases. Any reduction in the Company's ability to acquire memory devices from its existing sources of supply would have a material adverse effect on the Company.

COMPETITION

     The Company's principal competitors in the commercial module market are Integrated Device Technology, Inc. ("IDT"), Cypress Semiconductor, Inc. ("Cypress") and Smart Modular Technologies, Inc. These companies are publicly held, larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. They both manufacture memory products in monolithic form and supply modules which incorporate these devices. In addition, the Company competes with a number of smaller companies and larger semiconductor companies who are now in the market or may in the future enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service.

     The Company's principal competitors in the military memory market are Dense-Pac Microsystems, Inc., and White Technology, a division of Bowmar, Inc., two companies similar in size to itself. The Company may also compete from time to time in this market with Cypress and IDT, particularly in lower density technology. The Company competes in this market on the basis of many factors, including its quality system which allows it to comply with U.S. and foreign military standards, longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of its products on standard military drawings, design capability, lead times, product specification, pricing and customer service.

     The principal bases of competition among display suppliers are display performance (e.g., brightness, color capabilities, contrast and viewing angle), size and weight, design flexibility, power usage, durability and ruggedness. While the primary competition for the Company's AMLCD is currently CRTs, its products compete with other flat panel displays including gas plasma and electroluminescent displays. Because of display performance and the significant investments previously and currently being made by a number of Japanese and Korean companies, the Company believes that AMLCDs will displace CRTs as the leader in the avionics display market and eventually in all display markets. The present main competitive force for the Company's display products is the make or buy scenario within its customers and new and existing companies purchasing and enhancing AMLCDs manufactured by third parties.

     The thin film diamond industry is undergoing rapid development and technological change. CVD diamond coating technology is being vigorously pursued by several large, well capitalized companies in the United States, Europe and Japan, including General Electric Company, Sumitomo Electric Industries, Ltd., DeBeers Industrial Diamonds, Ltd. In addition, a number of large companies that may require CVD diamond technology as part of their core business have been developing or are expected to develop their own processes for diamond coating their products. AB Sandvik Coromant, Kennametal, Inc., Teledyne Firth Sterling and Balzers have all announced diamond coated carbide cutting tools. All of the companies discussed above have greater engineering, manufacturing, marketing and financial capabilities than the Company. The Company's diamond products must also compete with products made with other diamond processes and with alternative materials. The Company faces growing competition from developers of diamond-like substitutes. In the future, new technologies and materials may be developed that will provide further competition.

PATENTS AND PROPRIETARY TECHNOLOGY

     With respect to memory and display products, the Company does not rely on patents, and has no patents on memory or display products. The Company has licensed technology for a patent on foldable electronic assembly modules whereby, in addition to an initial license fee, the Company is required to pay a 3% royalty on the sale of any products relying on the patent

     In its diamond activities, the Company has been granted 23 U.S. patents and 3 European patents, has 7 additional patents pending in the U.S. and has one foreign patent pending. The issued patents and patent applications primarily relate to Diamond Coated Carbide (DCCTM) CVD diamond products and materials and methods of manufacturing CVD diamond. In addition to the Company's owned patents, the Company is the exclusive licensee of technology and patents arising from research sponsored by the National Center for Manufacturing Science ("NCMS") regarding processes for improving the adhesion of CVD diamond to tungsten carbide. The Company has a worldwide, royalty-free right to use the adhesion technology for all applications, except that it is obligated to pay NCMS a royalty equal to 2% of its sales of cutting tool inserts and round tools utilizing the licensed technology (up to a maximum of $1,400,000 of royalties). The Company is designated the exclusive agent for licensing use of the technology for diamond coated inserts and is obligated to grant licenses, if requested, to NCMS members. The prescribed license fee is

$100,000 plus a 4% royalty and is to be shared equally between the Company and NCMS. The Company may share technology rights with other strategic partners in the future. To date, no such licenses have been granted.

     The Company relies upon trade secrets and other non-patent proprietary information. In addition, the Company's employees are generally required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them during their employment, and the Company routinely enters into nondisclosure agreements that are intended to maintain the secrecy of its confidential information delivered to third parties for research and other purposes. There can be no assurance that disputes will not arise as to ownership of portions of the Company's technology or that the Company's confidentiality, assignment and nondisclosure agreements will provide the necessary protection.

EMPLOYEES

     As of October 31, 1996, the Company employed approximately 125 persons, all on a full time basis, including 82 in memory products, 19 in display products, 14 in diamond products and 10 in administration and finance. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company believes that its success will depend in large part on its ability to retain and attract qualified management, technical and marketing personnel.

ITEM 2. DESCRIPTION OF PROPERTIES

     In connection with the Acquisition, the Company has relocated its headquarters to One Research Drive, Westborough, Massachusetts. The Company leases this 33,000 square foot facility under a lease expiring in 1998, subject to the Company's three-year renewal option. The Company's diamond operations are located in 15,000 square feet of a building in Santa Clara, California under a lease agreement expiring in 2001. The Company's U.S. sales offices are leased generally for a six month term in executive suite type office buildings. The Company's sales office in London is leased under a long-term lease expiring in 2004.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK


     The Company's Common Stock was traded on the Nasdaq Small-Cap Market under the symbol "CRYS" from March 23, 1994 to July 5, 1995 and under the symbol
"EDIX" from March 12, 1996 until the present time. The Company's Common Stock was also traded on the Pacific Stock Exchange under the symbol "CYL" from March
23, 1994 to August 10, 1995. On July 5, 1995 and August 10, 1995, respectively, the Company's Common Stock was de-listed from the Nasdaq Small-Cap Market and the Pacific Stock Exchange due to a deficiency with respect to the net tangible asset maintenance requirements. During the interim period that it was de-listed from the Nasdaq Small-Cap Market, the Company's shares of common stock were quoted on Nasdaq's Bulletin Board. The following table sets forth the high and low closing sales prices per share for the period the Common Stock was listed on the Nasdaq Small-Cap Market and the high and low bid quotations per share for the period the Common Stock was quoted on the Nasdaq Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                               HIGH            LOW
                                                               ----            ---
FISCAL 1995
-----------
First Quarter...............................................   $5.250         $3.125
Second Quarter..............................................    5.000          2.500
Third Quarter...............................................    4.000          2.625
Fourth Quarter1.............................................    4.813          0.875

FISCAL 1996
-----------
First Quarter1..............................................   $4.125         $3.375
Second Quarter1.............................................    5.750          2.563
Third Quarter...............................................    6.875          3.500
Fourth Quarter..............................................    6.000          3.500


--------
1    Reflects the high and low closing sales prices and high and low bid quotations of the Nasdaq Small-Cap Market and Bulletin Board, respectively, on a combined basis.


     On November 15, 1996, the Company's Common Stock was held by 186 holders of record.

                       PRICE RANGE OF REDEEMABLE WARRANTS

     The Company's Redeemable Warrants were traded on the Nasdaq Small-Cap Market under the symbol "CRYSW" from March 23, 1994 to July 5, 1995 and under the symbol "EDIXW" from March 12, 1996 until the present time. The Company's Redeemable Warrants were also traded on the Pacific Stock Exchange under the symbol "CYL WS" from March 23, 1994 to August 10, 1995. On July 5, 1995 and August 10, 1995, respectively, the Company's Redeemable Warrants were de-listed from the Nasdaq Small-Cap Market and the Pacific Stock Exchange due to a deficiency with respect to the net tangible asset maintenance requirements. During the interim period that they were de-listed from the Nasdaq Small-Cap Market, the Company's Redeemable Warrants were quoted on Nasdaq's Bulletin Board. The following table sets forth the high and low closing sales prices per warrant for the period the Redeemable Warrants were listed on the Nasdaq Small-Cap Market and the high and low bid quotations per Redeemable Warrants for the period the Redeemable Warrants were quoted on the Nasdaq Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                         HIGH            LOW
                                                                         ----            ---



FISCAL 1995
-----------
First Quarter...............................................             $1.750         $0.938
Second Quarter..............................................              1.438          0.563
Third Quarter...............................................              0.875          0.375
Fourth Quarter1.............................................              0.938          0.125

FISCAL 1996
-----------
First Quarter1..............................................             $1.000         $0.750
Second Quarter1.............................................              1.563          0.813
Third Quarter...............................................              1.625          0.875
Fourth Quarter..............................................              1.625          0.625

----------
1    Reflects the high and low closing sales prices and high and low bid quotations of the Nasdaq Small-Cap Market and Bulletin Board, respectively, on a combined basis.


     On November 15, 1996, the Company's Redeemable Warrants were held by 18 holders of record.

     DIVIDEND POLICY

     The Company has never paid a dividend on its Common or Preferred Stock and does not anticipate that it will declare or pay cash dividends on its Common or Preferred Stock in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 12 of this Form 10-KSB.

     Since its inception in 1984 through October 10, 1995, Electronic Designs, Inc. (formerly Crystallume) (the "Company") had been primarily engaged in research and development related to diamond coatings using CVD.

     Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a privately held Massachusetts corporation ("EDI-MA"), in a purchase transaction (the "Acquisition"). EDI-MA manufactured high density memory components used in commercial and military systems, and also designed and manufactured flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays. As a result of the Acquisition, the results of operations and cash flows of EDI-MA are included in the results of operations and cash flows of the Company from the date of the Acquisition.

     In March 1996, the Company changed its state of incorporation from California to Delaware and changed its name to Electronic Designs, Inc.

     This Management's Discussion and Analysis should be read in conjuntion with the Consolidated Financial Statements beginning on page F-1.

RESULTS OF OPERATIONS

Revenues

     Revenues increased to $58,654,000 in fiscal 1996 from $1,639,000 in fiscal 1995. This increase in revenues was due to the results of operations of EDI-MA being included in results of operations of the Company from October 10, 1995.

     On a pro forma basis (see Note 3 to consolidated financial statements), combined revenues of the Company and EDI-MA increased by 49% to $59,223,000 in fiscal 1996 as compared to $39,621,000 in fiscal 1995. This increase was due to increases in flat panel display and memory product revenues in fiscal 1996 compared to fiscal 1995. In fiscal 1996, memory product revenues increased due to higher unit volumes and average selling prices. Average selling prices increased as a result of market conditions, the increased proportion of commercial memory modules sold, which generally have higher selling prices compared to the Company's military memory products, and the increased proportion of higher density memory products.

     In the first nine months of calendar 1996, the semiconductor industry has experienced price erosion in semiconductor memories. In addition, the book to bill ratio was below parity after being above parity for a four year period. The effects of these developments on the Company's results to date have been: declines in the average selling prices and the value of orders of its commercial memory module products; a slowdown in the rate of new orders received for its commercial memory module products; and reductions in cost and increased availability of most memory devices which the Company purchases for incorporation in its products.

     While the increased availability of memory devices has allowed the Company to increase its unit volumes and shorten its lead-times to its customers, revenues from commercial memory products declined in the last quarter of fiscal 1996 from the comparative quarter of fiscal 1995 and from the third quarter of fiscal 1996, which represented a decline from the second quarter of fiscal 1996.

     The Company believes that, in the near term, it will be unable to increase its volumes in commercial memory products sufficiently to offset declines in selling prices and to maintain its current revenue levels in these products. While the Company has seen substantial new demand for its flat panel display products and continues to introduce new products, revenues from these efforts may not be sufficient to offset declining revenues in commercial memory products.

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

Gross profit

     Gross profit for fiscal 1996 was $16,949,000 compared to $283,000 in fiscal 1995 due to the results of operations of EDI-MA being included in results of operations of the Company from October 10, 1995. Gross profit in fiscal 1996 included a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition. This amount was charged to cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold.

     On a pro forma basis, combined gross profit increased to $18,329,000, or 30.9% of revenues ("gross margin"), in fiscal 1996, from $12,433,000, or 31.4% gross margin, in the prior year. The decrease in gross margin for fiscal

1996 resulted from the higher mix of commercial module products sold which traditionally have had lower gross margins as a consequence of their higher purchased material content and from inventory writeoffs taken as a result of declining memory prices. Recent declines in average selling prices of the Company's commercial memory products have generally to date followed declines in the Company's raw material costs and thus have not had a significant impact on the Company's gross margin.

     Due to the pass-through nature of its commercial memory business, the Company believes that, in the near term, it will continue to be able to offset future declines in selling prices with decreases in costs of raw materials. However, in the event of prolonged or sudden declines in selling prices, there can be no assurance that the Company will continue to be able to maintain its gross margins by offsetting future declines in selling prices with decreases in its product costs.

     The Company purchases its semiconductor components from a small number of large suppliers, including foreign suppliers who are regularly the target of threatened or pending trade disputes and sanctions which, if realized, could impact the ability of the Company to obtain critical raw materials. The Company has not been materially adversely affected by this situation in the past and does not currently anticipate experiencing any material adverse impact in the future.

     The Company generally does not have specific contractual arrangements with its suppliers. While the Company believes it has good relationships with its vendors, in the event that product availability becomes more limited in the future, there is no assurance that these sources of supply will continue under terms that permit the Company to compete in its targeted markets.

Operating expenses

     Research and development expenses in fiscal 1996 increased 65% to $2,579,000 from $1,563,000 in fiscal 1995. The increase reflects research and development expenses related to memory and display products associated with the acquired operations of EDI-MA.

     Due to a reduction in headcount in, and a redirection of, diamond development efforts, pro forma research and development expenses decreased $790,000 or 23% to $2,679,000 in fiscal 1996 from $3,469,000 in the prior year.

     Selling, general and administrative expenses were $9,087,000 in fiscal 1996 compared to $2,537,000 in fiscal 1995. This increase reflects expenses associated with EDI-MA.

     On a pro forma basis, combined selling, general and administrative expenses decreased by $616,000 or 6% to $9,399,000 in fiscal 1996, from $10,015,000 in the prior year. Higher commissions to outside sales representatives of approximately $900,000 due to the increase in revenues of the Company on a pro forma basis and increased legal and accounting fees were generally offset by bonus and severance expenses incurred in fiscal 1995 as a result of the Acquisition which did not recur in fiscal 1996. Savings realized from reductions in salaries and other expenses as a result of the restructuring of the Company's operations (as discussed below) were approximately $700,000 after the first quarter of fiscal 1996.

     The restructuring charge of $590,000 in fiscal 1996 relates primarily to severance costs associated with restructuring activities at the Company's diamond operations to eliminate duplicative managerial and administrative positions and to consolidate the Company's executive offices in Westborough, Massachusetts.

Other expenses

     Interest expense increased $515,000 in fiscal 1996 to $893,000 from $378,000 in fiscal 1995 primarily due to approximately $750,000 of interest on the $10,000,000 in bank loans incurred to finance the Acquisition, less net repayments of $7,250,000 over the period from the Acquisition. This increase was partially offset by reduced expense as a result of the conversion of a $1,035,000 convertible secured note payable to a shareholder to common stock on October 10, 1995, lower equipment financing costs and a refund in the first quarter of fiscal 1996 of interest previously paid on an income tax assessment.

     On a pro forma basis, other expense, net decreased $475,000 in fiscal 1996 to $855,000 from $1,330,000 in fiscal 1995 due to the repayments of the bank loans noted above which were assumed, for pro forma purposes, to be outstanding for all of 1995 as if the Acquisition had occurred at the beginning of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, cash and cash equivalents were $3,290,000 as compared to $2,045,000 at September 30, 1995.

     In fiscal 1996, the Company generated $5,605,000 of cash from operating activities as compared to a use of $4,162,000 in fiscal 1995. In fiscal 1996, cash was generated through net income before depreciation and amortization, inventory reductions and an increase in accounts payable. This amount was partially offset by reductions in accrued expenses and an increase in accounts receivable. In fiscal 1995, cash used for operating activities was primarily to fund the net loss incurred in the year.

     The Company used $8,456,000 for investing activities in fiscal 1996 primarily reflecting $8,088,000 of net cash paid for the Acquisition. The Company used $368,000 of cash for capital equipment expenditures. In addition, the Company acquired test equipment under a financing lease of $375,000 payable over four years. Capital additions were primarily related to memory products in fiscal 1996 as compared to $412,000, for diamond operations, in fiscal 1995.

     The Company anticipates that it will continue to incur capital expenditures to increase its test and manufacturing capacity and has obtained an equipment line of credit from its bank to finance a portion of these capital expenditures. The Company does not anticipate significant capital expenditures for diamond operations in the next fiscal year. With regard to the utilization of the Company's facilities, it is currently operating three shifts per day in its memory test operations and two shifts per day in its memory module and flat panel assembly operations. The Company sublets a portion of its facility in Santa Clara, California as a result of the restructuring referred to above and believes that its facilities are generally adequate and suitable for its operations in the next 12 months.

     In fiscal 1996, the Company generated $4,096,000 in cash from financing activities. Long-term borrowings under a credit facility discussed below generated $5,500,000, net proceeds from the sale of common stock generated $2,275,000 and repayments of long-term debt and notes payable to officers used $3,679,000. In fiscal 1995, the Company generated $3,657,000 from financing activities primarily from the sale of stock Units and from bridge notes issued to finance the initial deposit for the Acquisition.

     In connection with the Acquisition in October 1995, the Company entered into, and in October 1996 amended and restated, a Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan. At September 30, 1996, $2,750,000 was outstanding under the term loan and in October 1996, the Company borrowed the additional $750,000 under the term facility. Letters of credit in the aggregate amount of $150,000 were outstanding at September 30,

1996. No loans were outstanding under the Revolver or equipment loan at September 30, 1996.

     The Company believes that it is in compliance with all material covenants under the Agreement as of September 30, 1996. Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, as amended, availability under the Revolver at September 30, 1996 was limited to $2,384,000.

     The Company anticipates that the combination of its current cash balance, accounts receivable balance, Revolver, equipment loan facility and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for the next 12 months.

     If cash generated from operations is insufficient to meet the Company's requirements for the service of its loans, its working capital needs and its anticipated capital expenditures, the Company may be required to raise additional capital through the sale of additional equity securities or seek alternative methods of financing. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the cyclicality in the Company's targeted markets, particularly for its commercial memory products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from CRT to AMLCD; dependence on contracts with defense related companies for its memory and display products; regulatory, political, economic and currency risks associated with international sales which accounted for approximately 30% of net sales in fiscal 1996; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the recent growth and expansion of operations and resultant strain on its limited personnel and management, manufacturing and other resources; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; the possibility that subsequent changes in ownership may limit the Company's use of net operating loss and research and development tax credit carryforwards; uncertainty regarding the Company's ability to integrate CVD diamond technology into its electronic products; and market acceptance of diamond coated tool inserts.

SEASONALITY AND INFLATION

     The Company's business is not seasonal in nature. Management believes that the Company's operations have not been materially affected by inflation.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

     In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Both SFAS No. 121 and No. 123 are effective for fiscal years beginning after December 15, 1995. The Company will implement these standards as required in its next fiscal year and, at this time, the future adoption of SFAS No. 121 and No. 123 is not expected to have a material effect on the Company's consolidated financial position or results of operations. With respect to SFAS No. 123, the Company intends to adopt the standard through disclosure only.

ITEM 7. FINANCIAL STATEMENTS

     The index to the Company's Consolidated Financial Statements and the report of the Company's independent accountants appear in Item 13(a)(1) of Part III of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
`       FINANCIAL DISCLOSURE

     A change in accountants was previously disclosed on a Form 8-K that was filed with the Securities and Exchange Commission on November 2, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" and "Information Regarding Nominees and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997, and is incorporated herein by reference.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company required by this item is set forth under "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The Information pertaining to executive compensation is set forth under "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of management and certain beneficial owners of Company Common Stock is set forth under "Security Ownership by Management" and "Principal Shareholders" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997, and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

          (a)(1)  FINANCIAL STATEMENTS
                  --------------------

The following financial statements of the Registrant are filed as part of this report:

                                                                                               Page
                                                                                               ----
      Report of Independent Accountants........................................................ F-1

      Consolidated Balance Sheet as of September 30, 1996 and 1995............................. F-2

      Consolidated Statement of Operations for the years ended September 30,
      1996 and 1995............................................................................ F-3

      Consolidated Statement of Shareholders' Equity for the years ended
      September 30, 1996 and 1995.............................................................. F-4

      Consolidated Statement of Cash Flows for the years ended September 30,
      1996 and 1995............................................................................ F-5

      Notes to Consolidated Financial Statements............................................... F-6


       (a)(2)  EXHIBITS
               --------
The following is a complete list of exhibits filed or incorporated by reference as part of this report:

Exhibit
Number                                Exhibit Title
------                                -------------

  2.1(G) Agreement and Plan of Reorganization, dated as of August 11, 1995, among Registrant, EDI, and CR-ED Acquisition Corp., including all amendments thereto.

  2.2(H) Agreement of Merger, dated as of October 10, 1995, by and among Registrant, EDI, and CR-ED Acquisition Corp.

  2.3(K) Agreement of Merger dated March 6, 1996, by and between Crystallume, a California corporation, and Electronic Designs, Inc., a Delaware corporation and wholly owned subsidiary of Crystallume.

 2.4(J) Articles of merger of parent and subsidiary corporations, dated as of July 27, 1996 by and between Electronic Designs, Inc., a Delaware corporation and Electronic Designs,Inc., a Massachusetts corporation.

  3.1(I)             Registrant's Bylaws, as amended to date.

  3.2(I) Registrant's Certificate of Incorporation currently in effect.

  4.1(F) Certificate of Determination, filed with Secretary of State of California on April 19, 1995.

  4.2(K)             Specimen of Common Stock Certificate.

  4.3(B)             Form of Redeemable Warrant.

  4.4(B)             Form of Redeemable Warrant Agreement.

  4.5(F)             Form of Warrant to purchase shares of Common Stock.

  4.6(F)             Form of Stock Certificate for 12% Series A
                     Convertible Preferred Stock.

  4.7(G)             Private Offering Summary for Units.

  4.8(F)             Amended and Restated Supplement to Private
                     Offering Summary, dated August 16, 1995.

  4.9(F)             Subscription Agreement for Units.

  4.10(H)            Addendum to Subscription Agreement.

  4.11(H)            Updated Subscription Agreement.

  4.12(H)            Form of Purchase Agreement for Shares of
                     Crystallume Common Stock.

  4.13(A) Amended and Restated Registration Rights Agreement dated May 7, 1993 among Registrant and certain investors.

  4.14(A) First Amendment, dated December 28, 1993, to Amended and Restated Registration Rights Agreement among Registrant and certain investors.

  4.15(B) Second Amendment, dated February 25, 1994, to Amended and Restated Registration Rights Agreement among Registrant and certain investors.

  4.16(B) Third Amendment, dated March 2, 1994, to Amended and Restated Registration Rights Agreement among
                     Registrant and certain investors.

  4.17(E) Second Amended and Restated Registration Rights Agreement, dated July 25, 1994, among Registrant and certain investors.

  4.18(F) Third Amended and Restated Registration Rights Agreement, dated as of April 30, 1995.

  4.19(F) Revised and Restated Amendment to Third Amended and Restated Registration Rights Agreement, dated as of September 25, 1995.

  4.20(F)            Agreement respecting New York Life Insurance
                     Company's registration rights, dated as of October 10, 1995.

  4.21(F) Agreement respecting Technology Funding Partners III, L.P.'s registration rights, dated as of October 10, 1995.

  4.22(H) Agreement respecting Silicon Valley Bank's registration rights, dated as of October 10, 1995.

 *10.1 1987 Stock Option Plan adopted by Registrant on February 9, 1987, as amended.

 *10.2 Employee Stock Purchase Plan adopted by Registrant on March 6, 1996, as amended.

*10.3(H)             Electronic Designs, Inc. Amended and Restated 1986
                     Stock Option Plan.1

 10.4(A) Lease Agreement for Bohannon Park facility, dated November 25, 1987, as amended from time to time through March 31, 1993 between Registrant and David
                     D. Bohannon Organization.

 10.5(C) Industrial Lease, dated June 1, 1994, between Registrant and the Kontrabecki Group.

 10.6(H) Lease Agreement between Flanders Westborough Delaware, Inc. and EDI, dated December 18, 1992

 10.7(H) Lease Agreement between David Wallis Shaw and Stefanie Gail Brown Shaw and E.D. Electronics Limited, dated June 24, 1985.

 10.8(A) Master Equipment Lease Agreement, dated December 5, 1990, between Registrant and Phoenix Growth Capital Corp.

 10.9(E) Master Equipment Lease Agreement, dated July 15, 1994, between Registrant and MMC/GATX Partnership No. 1.

 10.10(D) Equipment Purchase, Security and License Agreement, dated September 26, 1994, by and between Registrant and Applied Science and Technology, Inc.

 10.11(A) Contract for Research, dated February 15, 1990, between Registrant and the National Center for Manufacturing Sciences, Inc., modified February 1, 1992.

 10.12(A) Funded Research and Development Program Agreement, dated February 26, 1992, between Registrant and Brush Wellman, Inc.

 10.13(A) Contract for Research, dated May 2, 1993, between Registrant and the Regents of the University of California (with respect to Los Alamos National Laboratories).

 10.14(A) Contract for Research, dated June 30, 1993, between Registrant and the United States Army.

 10.15(A) Warrant to purchase Series D Preferred Stock of Registrant, dated September 30, 1988, issued in favor of Phoenix Growth Capital Corp.

 10.16(A)            Purchase Agreement and Second Amendment to
                     Registration Rights Agreement, dated March 31, 1993, among Registrant and certain investors.

 10.17(A) Term Loan Agreement, dated as of December 15, 1993, between Registrant and ASTeX, including form of Secured Term Note.

 10.18(B) Form of Warrants, dated March 3, 1994, issued in favor of Private Capital Group Ltd. and in favor of Richard Moyer to purchase an aggregate of 100,000 shares of Common Stock.

 10.19 Letter extending the expiration date of Warrants, dated March 3, 1994, issued in favor of Richard Moyer to purchase an aggregate of 50,000 shares of Common Stock from March 2, 1997 to March 2, 1999.

 10.20(E) Warrant to purchase Common Stock of Registrant, dated August 12, 1994, issued in favor of MMC/GATX
                     Partnership No. 1.

 10.21(H) Secured Demand Note, dated August 10, 1995, in an aggregate principal amount of $600,000 payable by Registrant in favor of New York Life Insurance Company.

 10.22(H) Secured Demand Note, dated August 10, 1995, in an aggregate principal amount of $200,000 payable by Registrant in favor of Technology Funding Partners III, L.P.

 10.23(H) First Amendment to Security Agreement, effective August 10, 1995, by and among Registrant, New York Life Insurance Company and Technology Funding Partners III, L.P.

 10.24(H) Second Amendment to Security Agreement, effective August 28, 1995, by and among Registrant, New York Life Insurance Company and Technology Funding Partners III, L.P.

 10.25(H) Security and Intercreditor Agreement, dated as of August 10, 1995, by and among Registrant, New York Life Insurance Company and Technology Funding Partners III, L.P.

 10.26(H) Secured Demand Note, dated August 28, 1995, in an aggregate principal amount of $100,000 payable by Registrant in favor of Technology Funding Partners III, L.P.

 10.27(H) Re-Assignment of Patents and Patent Applications, dated October 5, 1995, by and between the Registrant and New York Life Insurance Company.

 10.28(H) New York Life Insurance Company's Agreement to purchase shares of Common Stock in exchange for cancellation of a $600,000 Secured Demand Note and $1,035,000 Secured Promissory Note.

 10.29(H) Technology Funding Partners III, L.P.'s Agreement to purchase shares of Common stock in exchange for cancellation of a $200,000 Secured Demand Note and a $100,000 Secured Demand Note.

 10.30(H) Dickinson Holding Corp.'s Agreement to purchase Common Stock, including all amendments thereto.

 10.31(L) Amended and Restated Loan and Security Agreement, dated October 23, 1996, by and between Registrant and Silicon Valley Bank.

 10.32 Collateral Assignment, Patent Mortgage and Security Agreement, dated October 23, 1996, by and between Registrant and Silicon Valley Bank.

*10.33(E)            Letter Agreement regarding employment, effective October
                     11, 1994, between Registrant and Jeffrey R.
                     Osorio.

*10.34(H)            Agreement of Non-disclosure, to Maintain Confidence and to
                     Transfer Future Inventions, dated November 17, 1994, by and between Registrant and Jeffrey R.
                     Osorio.

*10.35(F)            Employment Agreement, dated as of August 18, 1995, by
                     and between Registrant and Paul J. McIntire.

*10.36(F)            Employment Agreement, dated as of October 10, 1995,
                     by and between Registrant and Donald F. McGuinness.

*10.37(F)            Severance Agreement, dated as of December 21, 1994, by
                     and between EDI and Donald F. McGuinness, including all amendments thereto.

*10.38(G)            Severance Agreement, dated as of December 21, 1994, by
                     and between EDI and Frank D. Edwards.

*10.39(F)            Severance Agreement, dated as of October 10, 1995, by
                     and between Registrant and Thomas A. Schultz.

 10.40(H) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated February 24, 1986, by and between Registrant and Thomas A. Schultz.

*10.41(F)            Severance Agreement, dated as of October 11, 1995, by
                     and between Registrant and John A. Herb.

 10.42(H) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated July 5, 1988, by and between Registrant and John A. Herb.

*10.43(H)            Severance Agreement, dated as of October 13, 1995, by
                     and between Registrant and Laurie Conner.

*10.44(H)            Severance Agreement, dated November 29, 1995, by and
                     between Registrant and Jeffrey R. Osorio.

 11.1                Statement re: Computation of Per Share Earnings.

 16.1(G) Letter from Arthur Andersen LLP regarding Change in Certifying Accountant.

 21.1                Subsidiaries of the Registrant.

 23.1                Consent of Price Waterhouse LLP.

 24.1                Power of Attorney (See page 21)

27.1                 Financial Data Schedule.

(A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-62448LA (withdrawn).

(B) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-76186LA (effective March 22, 1994).

(C) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1994 (filed on August 15, 1994).

(D) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 11, 1994).

(E) Incorporated by reference to Registrant's Registration Statement on Form SB-2. File No. 33-84412LA (effective November 1, 1994).

(F) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 25, 1995).

(G) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 2, 1995).

(H) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 18, 1995).

(I) Incorporated by reference to Registrant's Registration Statement on Form S-3. File No. 333-3328 (effective May 16, 1996).

(J) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1996 (filed on August 12, 1996).

(K) Incorporated by reference to Registrant's Current Report on Form 8-K/A (filed on August 23, 1996).

(L) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 30, 1996).

---------------
* A management contract or compensatory plan required to be filed as an exhibit to Form 10-KSB.

1     Formerly known as EDI PurchaseCo, Inc.

       (b)     REPORTS ON FORMS 8-K
               --------------------
During the quarter ended September 30, 1996, a Report on Form 8-K/A was filed on August 23, 1996 providing additional exhibits related to the reorganization of the Registrant in Delaware under the name Electronic Designs, Inc.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(e) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELECTRONIC DESIGNS, INC.

Date: November 27, 1996                 By: /s/ Donald F. McGuinness
                                            ------------------------------
                                            Donald F. McGuinness
                                            President and
                                            Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Donald F. McGuinness and Frank D. Edwards and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intent and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                Title                                Date
     ---------                                -----                                ----



/s/ Donald F. McGuinness         Chairman of the Board, President          November 27, 1996
------------------------         and Chief Executive Officer
Donald F. McGuinness             (Principal Executive Officer)


Frank D. Edwards                 Senior Vice President of                  November 27, 1996
--------------------             Finance, Chief Financial
Frank D. Edwards                 Officer, Treasurer, Secretary,
                                 and Director (Principal
                                 Financial and Accounting Officer)


/s/ Thomas A. Schultz            Director                                  November 27, 1996
---------------------
Thomas A. Schultz

/s/ Thomas J. Toy                Director                                  November 27, 1996
--------------------
Thomas J. Toy

/s/ Norman T. Hall               Director                                  November 27, 1996
--------------------
Norman T. Hall



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Electronic Designs, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Electronic Designs, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Boston, Massachusetts
October 25, 1996

ELECTRONIC DESIGNS, INC.
CONSOLIDATED BALANCE SHEET

                                                           SEPTEMBER 30,
                                                       1996            1995
ASSETS
Current assets:
  Cash and cash equivalents                       $  3,290,000    $  2,045,000
  Accounts receivable, net of allowance for
    uncollectible accounts and sales returns of
    $370,000 and $10,000 at September 30, 1996
    and 1995, respectively                           6,356,000         588,000
Inventories                                          5,483,000          83,000
Prepaid expenses                                       143,000          84,000
                                                  ------------    ------------

          Total current assets                      15,272,000       2,800,000

Property and equipment, net                          3,843,000       2,455,000
Other assets                                            87,000       1,079,000
Intangible assets, net                               1,861,000             -
                                                  ------------    ------------
                                                  $ 21,063,000    $  6,334,000
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt               $    828,000    $    545,000
  Notes payable to shareholders                            -           900,000
  Accounts payable                                   5,329,000         878,000
  Accrued expenses and other liabiities              2,690,000         760,000
                                                  ------------    ------------

          Total current liabilities                  8,847,000       3,083,000

Deferred rent                                          130,000         104,000
Long-term debt, net of current portion               2,939,000         648,000
Long-term note payable to shareholder                      -         1,035,000
                                                  ------------    ------------

          Total liabilites                          11,916,000       4,870,000
                                                  ------------    ------------

Commitments (Note 15)

Shareholders' equity:
  Convertible preferred stock; $0.01 par
    value; 8,000,000 shares authorized; 1,823
    and 3,985 shares issued and outstanding at
    September 30, 1996 and 1995, respectively              -               -
  Common stock; $0.01 par value; 20,000,000
    shares authorized; 6,341,896 and 3,595,464
    shares issued and outstanding at September
    30, 1996 and 1995, respectively                     64,000          36,000
  Additional paid in capital                        26,943,000      22,096,000
  Accumulated deficit                              (17,860,000)    (20,668,000)
                                                  ------------    ------------

          Total shareholders' equity                 9,147,000       1,464,000
                                                  ------------    ------------
                                                  $ 21,063,000    $  6,334,000
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                     1996           1995

Revenues                                         $58,654,000    $ 1,639,000
Cost of revenues                                  41,705,000      1,356,000
                                                 -----------    -----------
  Gross profit                                    16,949,000        283,000

Operating expenses:
  Research and development                         2,579,000      1,563,000
  Selling, general and administrative              9,087,000      2,537,000
  Restructuring                                      590,000            -
  Amortization of intangible assets                  469,000            -
                                                 -----------    -----------
                                                  12,725,000      4,100,000
                                                 -----------    -----------
Income (loss) from operations                      4,224,000     (3,817,000)
                                                 -----------    -----------

Other income (expense):
  Interest income                                     53,000         37,000
  Interest expense                                  (893,000)      (378,000)
                                                 -----------    -----------
                                                    (840,000)      (341,000)
                                                 -----------    -----------

Income (loss) before income taxes                  3,384,000     (4,158,000)
Provision for income taxes                           576,000            -
                                                 -----------    -----------

Net income (loss)                                $ 2,808,000    $(4,158,000)
                                                 ===========    ===========

Net income (loss) per share                      $      0.38    $     (1.29)
                                                 ===========    ===========

Weighted average common shares and equivalents     9,795,000      3,226,000
                                                 ===========    ===========



   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                       ADDITIONAL
                                                    CONVERTIBLE PREFERRED STOCK    COMMON STOCK          PAID-IN
                                                      SHARES      AMOUNT         SHARES     AMOUNT       CAPTIAL
Balance September 30, 1994                                 -           -       3,151,466      32,000   18,558,000

 Common stock issued under stock option
  plan at $0.22 to $3.75 per share                         -           -          45,498         -         11,000
 Sale of Units, each Unit consisting of one
  share of Series A convertible preferred stock,
  warrants to purchase 100 shares of common stock
  and 100 shares of common stock, at $1,000 per
  Unit, net of expenses of $463,000                    3,829           -         382,900       4,000    3,362,000
 Issuance of warrants to purchase common stock             -           -               -           -        9,000
 Conversion of accrued interest into Units at
  $1,000 per Unit                                        156           -          15,600           -      156,000
 Net Loss                                                  -           -               -           -            -
                                                    --------------------------------------------------------------
Balance September 30, 1995                             3,985           -       3,595,464      36,000   22,096,000

 Common stock issued under employee stock
  option and stock purchase plans at $0.22 to
  $4.09 per share                                          -           -          93,744        1,000      78,000
 Issuance of options to purchase 315,000 shares
  of common stock at $0.22 per share in
  connection with acquisition of Electronic
  Designs, Inc.                                            -           -               -            -     598,000
 Sale of common stock, at $2.25 to $2.50 per
  share, net of expenses of $145,000                       -           -         951,111       10,000   2,170,000
 Issuance of common stock to underwriters for
  placement of Units                                       -           -          40,000            -           -
 Common stock issued in payment of consulting
  services at $2.00 per share                              -           -          10,053            -      20,000
 Conversion of notes and interest payable to
  shareholders into common stock at $2.50 per
  share                                                    -           -         781,724        8,000   1,946,000
 Issuance of warrants to purchase common stock             -           -               -            -      28,000
 Exercise of warrants to purchase common stock
  at $3.25 per share                                       -           -           5,000            -      16,000
 Conversion of preferred stock into common stock      (2,162)          -         864,800        9,000      (9,000)
 Net income                                                -           -               -            -           -
                                                    --------------------------------------------------------------
Balance September 30, 1996                             1,823          $-       6,341,896      $64,000 $26,943,000
                                                    ==============================================================

                                                                                TOTAL
                                                             ACCUMULATED    SHAREHOLDERS'
                                                                DEFICIT        EQUITY
Balance September 30, 1994                                    (16,510,000)    2,080,000

 Common stock issued under stock option
  plan at $0.22 to $3.75 per share                                      -        11,000
 Sale of Units, each Unit consisting of one
  share of Series A convertible preferred stock,
  warrants to purchase 100 shares of common stock
  and 100 shares of common stock, at $1,000 per
  Unit, net of expenses of $463,000                                     -      3,366,000
 Issuance of warrants to purchase common stock                          -          9,000
 Conversion of accrued interest into Units at
  $1,000 per Unit                                                       -        156,000
 Net Loss                                                      (4,158,000)    (4,158,000)
                                                            ----------------------------
Balance September 30, 1995                                    (20,668,000)     1,464,000

 Common stock issued under employee stock
  option and stock purchase plans at $0.22 to
  $4.09 per share                                                       -         79,000
 Issuance of options to purchase 315,000 shares
  of common stock at $0.22 per share in
  connection with acquisition of Electronic
  Designs, Inc.                                                         -        598,000
 Sale of common stock, at $2.25 to $2.50 per
  share, net of expenses of $145,000                                    -      2,180,000
 Issuance of common stock to underwriters for
  placement of Units                                                    -              -
 Common stock issued in payment of consulting
  services at $2.00 per share                                           -         20,000
 Conversion of notes and interest payable to
  shareholders into common stock at $2.50 per
  share                                                                 -      1,954,000
 Issuance of warrants to purchase common stock                          -         28,000
 Exercise of warrants to purchase common stock
  at $3.25 per share                                                    -         16,000
 Conversion of preferred stock into common stock                        -              -
 Net income                                                     2,808,000      2,808,000
                                                            ----------------------------
Balance September 30, 1996                                   $(17,860,000)    $9,147,000
                                                            ============================

   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     YEAR ENDED SEPTEMBER 30,
                                                   --------------------------
                                                        1996          1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss)                                $ 2,808,000    $(4,158,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  1,639,000        426,000
      Noncash portion of restructuring expense          57,000            -
      Common stock issued in payment of interest
        and other expenses                              28,000        156,000
      Changes in assets and liabilities, net of
        acquired amounts:
        Increase in accounts receivable               (281,000)      (165,000)
        (Increase) decrease in inventories           2,932,000        (83,000)
        Decrease in prepaid expenses                    22,000          3,000
        (Increase) decrease in other assets              8,000       (983,000)
        Increase (decrease) in accounts payable        320,000        (47,000)
        Increase (decrease) in accrued expense      (1,954,000)       604,000
        Increase in deferred rent                       26,000         85,000
                                                   -----------    -----------
          Net cash flows provided by (used in)
            operating activities                     5,605,000     (4,162,000)
                                                   -----------    -----------

Cash flows from investing activities:
  Capital equipment expenditures                      (368,000)      (412,000)
  Cash paid for acquisition of Electronic
    Designs, Inc., net of cash acquired             (8,088,000)           -
                                                   -----------    -----------
          Net cash flows used in investing
            activities                              (8,456,000)      (412,000)
                                                   -----------    -----------

Cash flows from financing activities:
  Sale of common stock, net                          2,275,000         11,000
  Sale of stock Units, net                                 -        3,366,000
  Proceeds from issuance of long-term debt           5,500,000            -
  Principal repayments on long-term debt            (3,389,000)      (620,000)
  Proceeds from notes payable                              -          900,000
  Repayment of notes payable to officers              (290,000)           -
                                                   -----------    -----------
          Net cash flows provided by financing
            activities                               4,096,000      3,657,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                        1,245,000       (917,000)

Cash and cash equivalents at beginning of
  year                                               2,045,000      2,962,000
                                                   -----------    -----------

Cash and cash equivalents at end of year           $ 3,290,000    $ 2,045,000
                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Electronic Designs, Inc. (the "Company") was incorporated under the name Crystallume on September 24, 1984 to develop advanced products incorporating diamond films and coatings. Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a privately held Massachusetts corporation ("EDI-MA")(see Note 3). In March 1996, the Company reincorporated in Delaware and changed its name to Electronic Designs, Inc.

The Company develops and manufactures high density memory components used in commercial and military systems, flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays and advanced products incorporating diamond films and coatings, for the commercial, industrial and military markets in the U.S. and internationally.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the financial position and results of operations of the Company and its wholly-owned subsidiaries, including the effects of acquiring, and the results of operations of, EDI-MA since the date of the acquisition. All intercompany balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts, certificates of deposit and a repurchase agreement with a bank and are subject to minimal credit and market risk.

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

At September 30, 1996, the Company held an investment in a repurchase agreement which matures in October 1996 and is classified as held-to-maturity. At September 30, 1996, the fair market value of this investment approximates its amortized cost of $2,190,000.

REVENUE RECOGNITION

Product sales to end-user customers are recognized upon the shipment of products. Product sales to distributors are recognized upon shipment from the distributor to the end-user customers. Contract revenues, which consist primarily of revenues earned under fixed price and cost-plus-fixed-fee Small Business Innovative Research program grants and other U.S. government research contracts, are recognized as costs are incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. To minimize its risk with respect to accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined on the basis of the first-in, first-out method. Cost includes material, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the life of the related lease.

INTANGIBLE ASSETS

Intangible assets, consisting primarily of the value allocated to EDI-MA's customer relationships and backlog at the date of acquisition, are being amortized over the estimated period benefited of 5 years, using the straight-line method. At September 30, 1996, accumulated amortization on intangible assets was $469,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30,1996, the Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of these instruments approximate their carrying value.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the reported net loss.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Both SFAS No. 121 and No. 123 are effective for fiscal years beginning after December 15, 1995. The Company will implement these standards as required in its next fiscal year and, at this time, the future adoption of SFAS No. 121 and No. 123 is not expected to have a material effect on the Company's consolidated financial position or results of operations. With respect to SFAS No. 123, the Company intends to adopt the standard through disclosure only.

3. ACQUISITION

Effective October 10, 1995, the Company acquired all of the outstanding stock of EDI-MA, pursuant to an Agreement and Plan of Reorganization, for $13,000,000, less certain expenses incurred by EDI-MA as a result of the transaction. The aggregate purchase price of $12,210,000 consisted of cash consideration of $11,322,000, notes payable of $290,000 and fully-vested options to purchase 315,000 shares of the Company's common stock at $0.22 per share that were valued at $598,000. The cash portion of the purchase price was financed primarily through bank borrowings and, to a lesser extent, private placements of equity securities.

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

The following pro forma data has been prepared as if the acquisition was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would have actually been achieved had the acquisition of EDI-MA occurred at the beginning of the periods. In addition, the pro forma data does not include $1,100,000, relating to the revaluation of inventories acquired to their estimated fair value, which was included in cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Only those pro forma adjustments which are expected to have a continuing impact on the results of operations of the combined companies have been included.

                                         YEAR ENDED SEPTEMBER 30,
                                            1996           1995
                                                (UNAUDITED)

Revenues                                $59,223,000    $39,621,000
Cost of revenues                         40,894,000     27,188,000
                                        -----------    -----------
  Gross profit                           18,329,000     12,433,000
Operating expenses:
  Research and development                2,679,000      3,469,000
  Selling, general and administrative     9,399,000     10,015,000
  Restructuring                             590,000            -
  Amortization of intangible assets         469,000        469,000
                                        -----------    -----------
                                         13,137,000     13,953,000
                                        -----------    -----------
Income (loss) from operations             5,192,000     (1,520,000)
Other expense, net                         (855,000)    (1,330,000)
                                        -----------    -----------
Income (loss) before income taxes         4,337,000     (2,850,000)
Provision for income taxes                  576,000            -
                                        -----------    -----------
Net income (loss)                       $ 3,761,000    $(2,850,000)
                                        ===========    ===========
Net income (loss) per share             $      0.48    $     (0.65)
                                        ===========    ===========


4. INVENTORIES

Inventories consisted of the following:

                               SEPTEMBER 30,
                             1996        1995

Raw materials             $3,244,000   $26,000
Work-in-process            1,241,000       -
Finished goods               998,000    57,000
                          ----------   -------
                          $5,483,000   $83,000
                          ==========   =======


5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                   USEFUL LIFE           SEPTEMBER 30,
                                    IN YEARS         1996           1995

Machinery and equipment                2-5       $ 6,235,000    $ 4,430,000
Tooling                                 3            425,000            -
Furniture and fixtures                 10            122,000        306,000
Leasehold improvements             lease term        708,000        435,000
                                                 -----------    -----------
                                                   7,490,000      5,171,000
Less - Accumulated depreciation                   (3,647,000)    (2,716,000)
                                                 -----------    -----------
                                                 $ 3,843,000    $ 2,455,000
                                                 ===========    ===========


At September 30, 1996 and 1995, property and equipment held under capital leases amounted to $2,285,000 and $3,400,000, respectively, and related accumulated amortization on this property and equipment amounted to $568,000 and $2,200,000, respectively. Amortization expense related to property and equipment held under capital leases amounted to $405,000 and $270,000 during the years ended September 30, 1996 and 1995, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                             SEPTEMBER 30,
                           1996         1995

Employee related        $1,050,000    $552,000
Deferred revenue           750,000         -
Income taxes               353,000         -
Other                      537,000     208,000
                        ----------    --------
                        $2,690,000    $760,000
                        ==========    ========


7.  BORROWINGS

Borrowings consisted of the following:

                                                SEPTEMBER 30,
                                               1996         1995

Term loan from bank                        $2,750,000    $      -
Note payable to equipment vendor              149,000       294,000
Capital lease obligations (see Note 15)       868,000       899,000
                                           ----------    ----------
                                            3,767,000     1,193,000
Less - current portion of long-term debt     (828,000)     (545,000)
                                           ----------    ----------
Long-term debt, net of current portion     $2,939,000    $  648,000
                                           ==========    ==========

Note payable to shareholders               $       -     $  900,000
                                           ==========    ==========

Long-term note payable to shareholder      $       -     $1,035,000
                                           ==========    ==========


TERM LOAN FROM BANK AND REVOLVING CREDIT FACILITY

In October 1995, the Company entered into, and in October 1996 amended and restated, its Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 (with a $5,000,000 sublimit on letters of credit) under a revolving credit facility (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan.

Borrowings under the term loan bear interest, payable monthly, at 1/2% over the prime rate (8.75% at September 30, 1996). The Company may repay borrowings under the term loan at any time, however, $73,000 must be repaid on a monthly basis through October 2000. Borrowings outstanding of $2,750,000 at September 30, 1996 rolled over to the term loan under the amended Agreement.

Borrowings under the Revolver are limited to the lesser of (i) $6,000,000 less outstanding letters of credit or (ii) the "borrowing base" less outstanding letters of credit. The borrowing base is calculated on a formula of eligible accounts receivable and inventory, less amounts outstanding under the term loan. Borrowings under the Revolver bear interest, payable monthly, at 1/2% over the prime rate (8.75% at September 30, 1996). The Company may repay borrowings under the Revolver at any time, however, all outstanding borrowings must be repaid in full on September 30, 1997. At September 30, 1996, letters of credit in the aggregate amount of $150,000 were outstanding. No revolving loans were outstanding at September 30, 1996. Under the terms of the Agreement, as amended, availability under the Revolver at September 30, 1996 was limited to $2,384,000.

Borrowings under the equipment loan bear interest, payable monthly, at 1% over the prime rate (9.25% at September 30, 1996). The Company may repay borrowings under the equipment loan at any time, however, 1/48th of the amount outstanding on July 23, 1997 must be repaid on a monthly basis through August 2001. No amounts were outstanding under the equipment loan at September 30, 1996.

Borrowings under the Agreement are collateralized by a security interest in substantially all of the assets of the Company. The Agreement also requires the Company to comply with certain affirmative and negative covenants, including the maintenance of specified financial ratios. Management believes that the Company is in compliance with the covenants as of September 30, 1996.

The Company paid facility fees of $160,000 to the bank in connection with obtaining and the subsequent renegotiation of the Agreement. The Company also issued, in October 1995, a warrant to the bank to purchase up to 276,686 shares of common stock at an exercise price of $3.50 per share (see Note 10).

NOTE PAYABLE TO EQUIPMENT VENDOR

In September 1994, the Company purchased a diamond deposition system for a total purchase price of $536,000. The Company made a cash payment to the vendor of $106,000 and financed the remaining $430,000 by issuing a note that is secured by the equipment. The note bears interest at 13% per year, with principal and accrued interest payable in equal monthly installments of $14,488 through August 1997.

NOTES PAYABLE TO SHAREHOLDERS

In September 1994, the Company received $1,035,000 in cash as consideration for the issuance of a convertible secured promissory note due in September 1997, to New York Life Insurance Company ("New York Life"). Collateral for the note, which bore interest at 15% per year, included all unsecured assets and an assignment of all intellectual property. During the year ended September 30, 1995, the Company issued 156 Units (see Note 9) to New York Life in payment of interest due on this note.

In August 1995, the Company received $900,000 in cash in consideration for the issuance of additional secured promissory notes to certain shareholders (including New York Life) due in August 1996. These notes bore interest at 10% per year and were secured by a shared security interest in the collateral assigned to the $1,035,000 note held by New York Life. In consideration for the issuance of the notes, these shareholders received warrants to purchase 90,000 shares of common stock at an exercise price of $2.00 (see Note 10).

In October 1995, the outstanding principal balances of the notes payable of $1,935,000, plus accrued interest of $19,000, were converted into 781,725 shares of common stock.

8. INCOME TAXES

For the year ended September 30, 1996, the provision for income taxes of $576,000 consisted of current Federal income taxes of $145,000 and current state income taxes of $431,000. The difference between the amount of income taxes at the applicable Federal statutory rate and the effective tax rate was attributable to a decrease in the valuation allowance for deferred tax assets due to the actual utilization of net operating losses and to state income taxes. For the year ended September 30, 1995, there was no provision or benefit for income taxes. The difference between the amount of income taxes at the applicable Federal statutory rate and the effective tax rate was primarily due to an increase in the valuation allowance for deferred tax assets not recognizing currently the tax benefit of the Company's net operating loss generated given that its future realization was not sufficiently assured.

The components of deferred income taxes were as follows:

                                                   SEPTEMBER 30,
                                                 1996         1995

DEFERRED TAX ASSETS
  Accounts receivable                      $    59,000    $        -
  Inventories                                  706,000         37,000
  Property and equipment                        13,000        167,000
  Accrued expenses and other liabilities       831,000        271,000
  Tax credit carryforwards                   1,572,000        859,000
  Net operating loss carryforwards           5,107,000      7,238,000
                                           -----------    -----------
    Total deferred tax assets                8,288,000      8,572,000
  Deferred tax asset valuation allowance    (7,561,000)    (8,572,000)
                                           -----------    -----------
                                               727,000            -
                                           -----------    -----------

DEFERRED TAX LIABILITIES
  Intangible assets                           (727,000)           -
                                           -----------    -----------
    Total deferred tax liabilities            (727,000)           -
                                           -----------    -----------
Net deferred income taxes                  $        -     $       -
                                           ===========    ===========

The Company has provided a full valuation allowance against the net deferred tax assets, since realization of these future tax benefits was not sufficiently assured at September 30, 1996 and 1995. If the Company achieves profitability in future periods, these deferred tax assets may be available to offset future income tax liabilities and expense.

At September 30, 1996, for Federal income tax purposes, the Company has approximately $12,884,000 of net operating loss carryforwards that expire at various dates through 2010, which are available to offset future Federal taxable income. For California income tax purposes, the Company has approximately $1,514,000 of net operating loss carryforwards that expire at various dates through 2000, which are available to offset future California taxable income. The Company also has research and development tax credit carryforwards available to offset future Federal and California income tax liabilities in the approximate amount of $1,073,000 and $239,000, respectively, that expire at various dates through 2007. The Company also has approximately $260,000 of alternative minimum tax credit carryforwards which are available to offset future Federal income tax liabilities.

Ownership changes, as defined in the Internal Revenue Code (the "Code"), have limited the amount of net operating loss and research and development tax credit carryforwards that can be utilized by the Company annually to offset future taxable income or tax liabilities. As of September 30, 1996, the annual limitation amount, calculated as defined in the Code, is approximately $700,000. At September 30, 1996, all of the net operating loss carryforwards are subject to this limitation and, as a result, approximately $3,000,000 of these carryforwards will expire unutilized. Subsequent changes in ownership could further affect the limitation in future years.

9.  PREFERRED STOCK

The Company has designated 4,126 shares of its authorized preferred stock as 12% Series A Preferred Stock ("Series A Stock").

In September 1995, the Company completed a private placement of 3,829 Units for net proceeds of approximately $3,366,000 and converted $156,000 of accrued interest due under the convertible secured promissory note to New York Life into 156 Units (see Note 7). Each Unit consisted of one share of Series A Stock, 100 shares of common stock and a warrant to purchase 100 shares of common stock.

The holders of the Series A Stock are entitled to receive cumulative dividends, at an annual rate of $120 per share, when and if declared by the Board of Directors. Unpaid dividends at September 30, 1996 amounted to approximately $235,000.

In the event of liquidation or dissolution of the Company, the holder of each share of Series A Stock shall receive, prior to any distribution to holders of common stock, an amount equal to $1,000 plus any accrued but unpaid dividends. The holder of each share of Series A Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Stock could be converted.

If the closing price of the Company's common stock, as traded on NASDAQ, has been at least $4.00 per share for at least twenty consecutive days, the Company may thereafter redeem the Series A Stock at $1,100 per share.

In October 1996, the Company called for the redemption of all Series A Stock outstanding as of November 29, 1996. Each share of Series A Stock is convertible at any time on or before November 29, 1996, at the option of the stockholder, into 400 shares of common stock (subject to anti-dilution adjustments).

10. COMMON STOCK

COMMON STOCK WARRANTS

In connection with obtaining the bank borrowings described in Note 7, the Company issued a warrant in October 1995 to purchase up to 276,686 shares of common stock at an exercise price of $3.50 per share. The warrants expire in October 1998. The Company assigned a value of $28,000 to these warrants.

During the year ended September 30, 1995, in connection with the Unit offering, the Company issued warrants to purchase 398,500 shares of common stock at $3.25 per share. The warrants expire in September 1998. Approximately $40,000 of the proceeds received from the Unit offering was assigned by the Company to the value of these warrants. Warrants to purchase 5,000 shares of common stock were exercised during the year ended September 30, 1996.

In consideration for the issuance of secured promissory notes to certain shareholders in August 1995 (which have since been repaid)(see Note 7), these shareholders received warrants to purchase 90,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire in August 1998. The Company assigned a value of $9,000 to these warrants.

In connection with the Company's initial public offering in 1994, the Company sold 1,000,000 redeemable warrants at $0.10 per warrant. Each redeemable warrant entitles the holder to purchase one share of common stock for $6.00 per share and expires in March 1997. These warrants may be redeemed by the Company, at $0.10 per share, if the Company's common stock trades at $9.00 per share for more than twenty consecutive days.

Also in connection with the Company's initial public offering, the Company granted to its underwriters warrants to purchase up to (a) 100,000 shares of common stock at $6.48 per share and (b) 100,000 additional redeemable warrants at $0.12 per warrant. The underwriter's warrants are exercisable through March 1999.

In March 1994, warrants to purchase up to 100,000 shares of common stock at $6.00 per share were issued to two financial and business consultants for their services for the period September 1993 through March 1994. These warrants expire in March 1997 and March 1999.

During the year ended September 30, 1994, warrants to purchase 44,142 shares of common stock at an exercise price of $2.83 per share were issued in connection with obtaining lease financing for certain equipment. These warrants expire in August 2001.

During 1991 and 1992, warrants to purchase 17,965 shares of common stock at an exercise price of $7.90 per share were issued in connection with obtaining lease financing for certain equipment. These warrants expire in November 1998.

RESERVED SHARES

The Company has reserved shares of authorized but unissued common stock as of September 30,1996 for the following:

Exercise of common stock warrants              1,022,293
Exercise of redeemable common stock warrants   1,100,000
Conversion of Series A Stock                     729,200
Stock option and stock purchase plans          2,975,609
                                               ---------
  Total shares reserved                        5,827,102
                                               =========


11.  STOCK OPTION AND STOCK PURCHASE PLANS

STOCK OPTION PLANS

In February 1987, the Company adopted the 1987 Stock Option Plan (the "Plan"). The Plan, as amended, allows for the issuance of up to 2,659,748 shares of the Company's common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant. Generally, options vest over a two to five-year period and expire two to five years from the date of grant.

The following table summarizes stock option activity under the Plan:

                                   OPTIONS      OPTION
                                 OUTSTANDING    PRICES

Balance at September 30, 1994      469,422   $ 0.22-3.75

  Granted                          137,792   $ 2.58-3.75
  Cancelled                        (41,904)  $ 0.22-3.75
  Exercised                        (45,498)  $ 0.22-3.75
                                 ---------   -----------
Balance at September 30, 1995      519,812   $ 0.22-3.75

  Granted                        1,198,000   $ 3.38-5.13
  Cancelled                        (59,252)  $ 0.22-3.75
  Exercised                        (85,325)  $ 0.22-3.38
                                 ---------   -----------
Balance at September 30, 1996    1,573,235   $ 0.22-5.13
                                 =========   ===========


Of the total options outstanding, approximately 517,000 were fully vested as of September 30, 1996. If not exercised, these options will expire at various dates through September 2001. At September 30, 1996, options to purchase approximately 846,000 shares of common stock were available for future grant under the Plan.

In October 1995, fully-vested options to purchase 314,826 shares of the Company's common stock at $0.22 per share that were valued at $598,000 were issued to employees in exchange for fully vested options of EDI-MA. During fiscal 1996, options for the purchase of 2,740 shares were exercised and at September 30, 1996, 312,086 options remained outstanding which expire in May 2003.

STOCK PURCHASE PLANS

In November 1995, the Board of Directors adopted the 1996 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 250,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the year ended September 30, 1996, 5,679 shares were issued under the plan at $4.09 per share.

12.  RESTRUCTURING

The restructuring charge is primarily associated with the costs of severance benefits for six employees provided in connection with restructuring activities at the Company's diamond operations following the acquisition of EDI-MA. Duplicate managerial and administrative positions were eliminated, occupied space in the Santa Clara, California facility was reduced, and the corporate offices and related functions were consolidated in Westborough, Massachusetts. As of September 30, 1996, there were no remaining amounts accrued relative to this restructuring.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended September 30, 1996 and 1995, the Company paid $893,000, and $211,000, respectively, for interest.

During the year ended September 30, 1996, the Company paid $374,000 for income taxes. No amounts were paid in 1995 for income taxes.

Noncash investing and financing activities include:

o In October 1995, notes payable to shareholders of $1,935,000, plus accrued interest of $19,000, were converted into 781,724 shares of common stock (see Note 7).

o In October 1995, 50,053 shares of common stock were issued to underwriters and consultants for services performed in connection with the issuance of Units (see Note 9) and the acquisition of EDI-MA (see Note 3).

o In October 1995, options to purchase 314,826 shares of common stock at $0.22 per share were issued as partial consideration for the acquisition of EDI-MA (see Notes 3 and 11).

o In October 1995, the Company issued warrants to purchase 276,686 shares of common stock at an exercise price of $3.50 per share in order to secure the bank borrowings related to the acquisition of EDI-MA. These warrants expire in October 1998 (see Note 7).

o During the year ended September 30, 1996, 864,800 shares of common stock were issued in conversion of 2,162 shares of Series A convertible preferred stock.

o In September 1995, the Company converted $156,000 of accrued interest due under the convertible secured note payable to shareholder into 156 Units (see Note 7).

o In August 1995, the Company issued warrants to purchase 90,000 shares of common stock in connection with the issuance of secured promissory notes totaling $900,000 (see Note 7).

o The Company has acquired equipment under capital leases and vendor-provided financing (see Notes 4 and 7).

14.  RETIREMENT SAVINGS PLAN

The Company maintains defined contribution savings plans under section 401(k) of the Internal Revenue Code. These plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan are made at the discretion of the Board of Directors and amounted to $115,000 and $0 during the years ended September 30, 1996 and 1995, respectively.

15.  COMMITMENTS

The Company has noncancelable operating leases for certain business equipment and office space expiring at various dates. As of September 30, 1996, future minimum payments for all noncancelable leases, are summarized as follows:

                                      OPERATING      CAPITAL
1997                                  $  593,000    $ 619,000
1998                                     432,000      155,000
1999                                     314,000      111,000
2000                                     315,000       83,000
2001                                     271,000         -
Thereafter                               153,000         -
                                      ----------    ---------
                                      $2,078,000    $ 968,000
Amount representing interest          ==========     (100,000)
                                                    ---------
Present value of minimum lease payments             $ 868,000
                                                    =========


Rent expense under operating leases for the years ended September 30, 1996, and 1995 was approximately $559,000 and $265,000, respectively. The Company's building lease agreement provides for variable rent payments which the Company expenses on a straight-line basis over the term of the lease. As of September 30, 1996, the Company had accrued $130,000 in deferred rent expense to be amortized over the remaining term of 5 years.

Obligations under capital leases have interest rates which range from 8% to 15% and require monthly payments which range from $9,000 to $19,000 at September 30, 1996.

16.  BUSINESS SEGMENT FINANCIAL DATA

The Company designs, develops, manufactures and sells high-technology products, classified in two principal industry segments or lines of business, Memory and Display Products and Diamond Products. Memory and Display Products relate to memory circuits in monolithic and modular form and active matrix liquid crystal displays sold primarily in the commercial, industrial and military markets in the U.S. and internationally. Diamond Products relate to developing products incorporating diamond films and coatings.

Business segment information for the year ended September 30, 1996 is as follows:

                                           OPERATING      IDENTIFIABLE
                              REVENUES    INCOME (LOSS)      ASSETS

Memory and Display Products  $57,476,000  $ 5,875,000      $18,597,000
Diamond Products               1,178,000   (1,651,000)       2,466,000
                             -----------  -----------      -----------
Total consolidated           $58,654,000  $ 4,224,000      $21,063,000
                             ===========  ===========      ===========


Capital equipment expenditures were $284,000 and $84,000 for the Memory and Display Products and Diamond Products segments, respectively, in 1996 and depreciation expense was $670,000 and $500,000, respectively.

In the year ended September 30,1995, the Company operated in only one segment, Diamond Products.

Approximately $19,900,000, or 34% of total revenues, for the year ended September 30, 1996 represent export sales to unaffiliated customers, primarily in Europe. In the year ended September 30,1995, the Company had no significant export sales.

                                          EXHIBIT INDEX

Exhibit
Number                          Exhibit Title                       Page No.
------                          -------------                       --------

  2.1(G) Agreement and Plan of Reorganization, dated as of August 11, 1995, among Registrant, EDI, and CR-ED
              Acquisition Corp., including all amendments thereto.

  2.2(H) Agreement of Merger, dated as of October 10, 1995, by and among Registrant, EDI, and CR-ED Acquisition
              Corp.

  2.3(K) Agreement of Merger dated March 6, 1996, by and between Crystallume, a California corporation, and Electronic Designs, Inc., a Delaware corporation and wholly owned subsidiary of Crystallume.

  2.4(J) Articles of merger of parent and subsidiary corporations, dated as of July 27, 1996 by and between Electronic Designs, Inc., a Delaware corporation and Electronic Designs,Inc., a Massachusetts corporation.

  3.1(I)      Registrant's Bylaws, as amended to date.

  3.2(I) Registrant's Certificate of Incorporation currently in effect.

  4.1(F) Certificate of Determination, filed with Secretary of State of California on April 19, 1995.

  4.2(K)      Specimen of Common Stock Certificate.

  4.3(B)      Form of Redeemable Warrant.

  4.4(B)      Form of Redeemable Warrant Agreement.

  4.5(F)      Form of Warrant to purchase shares of Common Stock.

  4.6(F)      Form of Stock Certificate for 12% Series A
              Convertible Preferred Stock.

  4.7(G)      Private Offering Summary for Units.

  4.8(F)      Amended and Restated Supplement to Private
              Offering Summary, dated August 16, 1995.

  4.9(F)      Subscription Agreement for Units.

  4.10(H)     Addendum to Subscription Agreement.

  4.11(H)     Updated Subscription Agreement.

  4.12(H)     Form of Purchase Agreement for Shares of
              Crystallume Common Stock.

  4.13(A) Amended and Restated Registration Rights Agreement dated May 7, 1993 among Registrant and certain investors.

  4.14(A) First Amendment, dated December 28, 1993, to Amended and Restated Registration Rights Agreement among
              Registrant and certain investors.

  4.15(B) Second Amendment, dated February 25, 1994, to Amended and Restated Registration Rights Agreement among
              Registrant and certain investors.

  4.16(B) Third Amendment, dated March 2, 1994, to Amended and Restated Registration Rights Agreement among
              Registrant and certain investors.

  4.17(E)     Second Amended and Restated Registration Rights
              Agreement, dated July 25, 1994, among Registrant and certain investors.

  4.18(F)     Third Amended and Restated Registration Rights
              Agreement, dated as of April 30, 1995.

  4.19(F)     Revised and Restated Amendment to Third Amended and
              Restated Registration Rights Agreement, dated as of
              September 25, 1995.

  4.20(F)     Agreement respecting New York Life Insurance
              Company's registration rights, dated as of October 10, 1995.

  4.21(F) Agreement respecting Technology Funding Partners III, L.P.'s registration rights, dated as of October 10, 1995.

  4.22(H) Agreement respecting Silicon Valley Bank's registration rights, dated as of October 10, 1995.

*10.1         1987 Stock Option Plan adopted by Registrant on
              February 9, 1987, as amended............................... 47

*10.2         Employee Stock Purchase Plan adopted by Registrant on
              March 6, 1996, as amended.................................. 53

*10.3(H)      Electronic Designs, Inc. Amended and Restated 1986
              Stock Option Plan.1

 10.4(A)      Lease Agreement for Bohannon Park facility, dated
              November 25, 1987, as amended from time to time through March 31, 1993 between Registrant and David
              D. Bohannon Organization.

 10.5(C)      Industrial Lease, dated June 1, 1994, between
              Registrant and the Kontrabecki Group.

 10.6(H) Lease Agreement between Flanders Westborough Delaware, Inc. and EDI, dated December 18, 1992

 10.7(H) Lease Agreement between David Wallis Shaw and Stefanie Gail Brown Shaw and E.D. Electronics Limited, dated
              June 24, 1985.

 10.8(A)      Master Equipment Lease Agreement, dated December 5,
              1990, between Registrant and Phoenix Growth Capital
              Corp.

 10.9(E) Master Equipment Lease Agreement, dated July 15, 1994, between Registrant and MMC/GATX Partnership No. 1.

 10.10(D) Equipment Purchase, Security and License Agreement, dated September 26, 1994, by and between Registrant and Applied Science and Technology, Inc.

 10.11(A) Contract for Research, dated February 15, 1990, between Registrant and the National Center for Manufacturing Sciences, Inc., modified February 1,
              1992.

 10.12(A) Funded Research and Development Program Agreement, dated February 26, 1992, between Registrant and Brush Wellman, Inc.

 10.13(A)     Contract for Research, dated May 2, 1993, between
              Registrant and the Regents of the University of California (with respect to Los Alamos National
              Laboratories).

 10.14(A)     Contract for Research, dated June 30, 1993, between
              Registrant and the United States Army.

 10.15(A)     Warrant to purchase Series D Preferred Stock of
              Registrant, dated September 30, 1988, issued in favor of Phoenix Growth Capital Corp.

 10.16(A)     Purchase Agreement and Second Amendment to
              Registration Rights Agreement, dated March 31, 1993, among Registrant and certain investors.

 10.17(A) Term Loan Agreement, dated as of December 15, 1993, between Registrant and ASTeX, including form of Secured Term Note.

 10.18(B) Form of Warrants, dated March 3, 1994, issued in favor of Private Capital Group Ltd. and in favor of Richard Moyer to purchase an aggregate of 100,000 shares of Common Stock.

 10.19        Letter extending the expiration date of Warrants,
              dated March 3, 1994, issued in favor of Richard
              Moyer to purchase an aggregate of 50,000 shares
              of Common Stock from March 2, 1997 to March 2, 1999........ 59

 10.20(E) Warrant to purchase Common Stock of Registrant, dated August 12, 1994, issued in favor of MMC/GATX
              Partnership No. 1.

 10.21(H) Secured Demand Note, dated August 10, 1995, in an aggregate principal amount of $600,000 payable by Registrant in favor of New York Life Insurance
              Company.

 10.22(H) Secured Demand Note, dated August 10, 1995, in an aggregate principal amount of $200,000 payable by Registrant in favor of Technology Funding Partners III, L.P.

 10.23(H)     First Amendment to Security Agreement, effective
              August 10, 1995, by and among Registrant, New York
              Life Insurance Company and Technology Funding
              Partners III, L.P.

 10.24(H)     Second Amendment to Security Agreement, effective
              August 28, 1995, by and among Registrant, New York
              Life Insurance Company and Technology Funding
              Partners III, L.P.

 10.25(H) Security and Intercreditor Agreement, dated as of August 10, 1995, by and among Registrant, New York
              Life Insurance Company and Technology Funding
              Partners III, L.P.

 10.26(H) Secured Demand Note, dated August 28, 1995, in an aggregate principal amount of $100,000 payable by Registrant in favor of Technology Funding Partners III, L.P.

 10.27(H) Re-Assignment of Patents and Patent Applications, dated October 5, 1995, by and between the Registrant and New York Life Insurance Company.

 10.28(H) New York Life Insurance Company's Agreement to purchase shares of Common Stock in exchange for cancellation of a $600,000 Secured Demand Note and $1,035,000 Secured Promissory Note.

 10.29(H) Technology Funding Partners III, L.P.'s Agreement to purchase shares of Common stock in exchange for cancellation of a $200,000 Secured Demand Note and a $100,000 Secured Demand Note.

 10.30(H)     Dickinson Holding Corp.'s Agreement to purchase
              Common Stock, including all amendments thereto.

 10.31(L) Amended and Restated Loan and Security Agreement, dated October 23, 1996, by and between Registrant and Silicon Valley Bank.

 10.32        Collateral Assignment, Patent Mortgage and Security
              Agreement, dated October 23, 1996, by and between
              Registrant and Silicon Valley Bank......................... 60

*10.33(E)     Letter Agreement regarding employment, effective October
              11, 1994, between Registrant and Jeffrey R.
              Osorio.

*10.34(H)     Agreement of Non-disclosure, to Maintain Confidence and to
              Transfer Future Inventions, dated November 17, 1994, by and between Registrant and Jeffrey R.
              Osorio.

*10.35(F)     Employment Agreement, dated as of August 18, 1995, by
              and between Registrant and Paul J. McIntire.

*10.36(F)     Employment Agreement, dated as of October 10, 1995,
              by and between Registrant and Donald F. McGuinness.

*10.37(F)     Severance Agreement, dated as of December 21, 1994, by
              and between EDI and Donald F. McGuinness, including all amendments thereto.

*10.38(G)     Severance Agreement, dated as of December 21, 1994, by
              and between EDI and Frank D. Edwards.

*10.39(F)     Severance Agreement, dated as of October 10, 1995, by
              and between Registrant and Thomas A. Schultz.

 10.40(H) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated February 24, 1986, by and between Registrant and Thomas A. Schultz.

*10.41(F)     Severance Agreement, dated as of October 11, 1995, by
              and between Registrant and John A. Herb.

 10.42(H) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated July 5, 1988, by and between Registrant and John A. Herb.

*10.43(H)     Severance Agreement, dated as of October 13, 1995, by
              and between Registrant and Laurie Conner.

*10.44(H)     Severance Agreement, dated November 29, 1995, by and
              between Registrant and Jeffrey R. Osorio.

 11.1         Statement re: Computation of Per Share Earnings............ 65

 16.1(G)      Letter from Arthur Andersen LLP regarding Change in
              Certifying Accountant.

 21.1         Subsidiaries of the Registrant............................. 66

 23.1         Consent of Price Waterhouse LLP............................ 67

 24.1         Power of Attorney (See page 21)

 27.1         Financial Data Schedule.................................... 68

 (A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-62448LA (withdrawn).

 (B) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-76186LA (effective March 22, 1994).

 (C) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1994 (filed on August 15, 1994).

 (D) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 11, 1994).

 (E) Incorporated by reference to Registrant's Registration Statement on Form SB-2. File No. 33-84412LA (effective November 1, 1994)

 (F) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 25, 1995).

 (G) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 2, 1995).

 (H) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 18, 1995).

 (I) Incorporated by reference to Registrant's Registration Statement on Form S-3. File No. 333-3328 (effective May 16, 1996).

(J) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1996 (filed on August 12, 1996).

(K) Incorporated by reference to Registrant's Current Report on Form 8-K/A (filed on August 23, 1996).

(L) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 30, 1996).

---------------
* A management contract or compensatory plan required to be filed as an exhibit to Form 10-KSB.

1     Formerly known as EDI PurchaseCo, Inc.