Form 10QSB
period 1996-12-29
ELECTRONIC DESIGNS INC
filed 1997-02-07
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   ------------------------------------------
                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 29, 1996

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number: 0-21305

                            Electronic Designs, Inc.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     04-3298416
       -------------------------------------------------------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

One Research Drive, Westborough, Massachusetts                     01581
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (508) 366-5151
              (Registrant's Telephone Number, Including Area Code)

                      -------------------------------------
   (Former Name, Former Address and Formal Fiscal Year, if Changed Since Last
                                    Report)

Check whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past l2 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes x  No
     ---   ---

The number of shares of Registrant's Common Stock outstanding on January 31, 1997 was 7,071,096



                       Exhibit Index is located on Page 13


                        Page 1 of 15, including exhibits

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 29,        SEPTEMBER 30,
                                                                            1996                1996

ASSETS
Current assets:
  Cash and cash equivalents                                             $  5,096,000        $  3,290,000
  Accounts receivable, net                                                 6,171,000           6,356,000
  Inventories                                                              4,905,000           5,483,000
  Prepaid expenses                                                           132,000             143,000
                                                                        ------------        ------------

          Total current assets                                            16,304,000          15,272,000

Property and equipment, net                                                3,708,000           3,843,000
Other assets                                                                  87,000              87,000
Intangible assets, net                                                     1,744,000           1,861,000
                                                                        ------------        ------------

                                                                        $ 21,843,000        $ 21,063,000
                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $  1,475,000        $    828,000
  Acounts payable                                                          4,487,000           5,329,000
  Accrued expenses and other liabilities                                   2,518,000           2,690,000
                                                                        ------------        ------------

          Total current liabilities                                        8,480,000           8,847,000

Deferred rent                                                                140,000             130,000
Long-term debt, net of current portion                                     2,803,000           2,939,000
                                                                        ------------        ------------

          Total liabilities                                               11,423,000          11,916,000
                                                                        ------------        ------------

Shareholders' equity:
  Convertible preferred stock: $0.01 par value: 8,000,000 shares authorized; 0 and 1,823 shares issued and outstanding at
   December 29 and September 30, 1996, respectively                                -                   -
  Common stock: $0.01 par value: 20,000,000 shares authorized;
   7,071,096 and 6,341,896 shares issued and outstanding at
   December 29 and September 30, 1996, respectively                           71,000              64,000
  Additional paid in capital                                              26,938,000          26,943,000
  Accumulated deficit                                                    (16,589,000)        (17,860,000)
                                                                        ------------        ------------

          Total shareholders' equity                                      10,420,000           9,147,000
                                                                        ------------        ------------

                                                                        $ 21,843,000        $ 21,063,000
                                                                        ============        ============





     See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED
                                             --------------------------------
                                             DECEMBER 29,        DECEMBER 30,
                                                 1996                1995

Revenues                                     $11,021,000         $13,630,000
Cost of revenues                               6,762,000          10,655,000
                                             -----------         -----------
  Gross profit                                 4,259,000           2,975,000

Operating expenses:
  Research and development                       617,000             760,000
  Selling, general and administrative          2,058,000           2,229,000
  Restructuring                                        -             590,000
  Amortization of intangible assets              117,000             118,000
                                             -----------         -----------
                                               2,792,000           3,697,000
                                             -----------         -----------
Income (loss) from operations                  1,467,000            (722,000)
                                             -----------         -----------

Other income (expense):
  Interest income                                 49,000              45,000
  Interest expense                              (105,000)           (244,000)
                                             -----------         -----------
                                                 (56,000)           (199,000)
                                             -----------         -----------

Income (loss) before income taxes              1,411,000            (921,000)
Provision for income taxes                       140,000                   -
                                             -----------         -----------

Net income (loss)                            $ 1,271,000         $  (921,000)
                                             ===========         ===========

Net income (loss) per share                  $      0.15         $     (0.19)
                                             ===========         ===========

Weighted average common shares and
  equivalents                                  9,814,000           4,819,000
                                             ===========         ===========


     See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                          DECEMBER 29,         DECEMBER 30,
                                                                              1996                1995
                                                                           ----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss)                                                        $1,271,000          $  (921,000)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           436,000              408,000
      Noncash portion of restructuring expenses                                     -               57,000
      Common stock and stock warrants issued in payment of interest
        and other expenses                                                      2,000               37,000
      Changes in assets and liabilities, net of acquired amounts:
        (Increase) decrease in accounts receivable                            185,000           (3,180,000)
        Decrease in inventories                                               578,000              921,000
        Decrease in prepaid expenses                                           11,000               26,000
        Decrease in other assets                                                    -               11,000
        Decrease in accounts payable                                         (842,000)            (619,000)
        Decrease in accured expenses                                         (172,000)            (849,000)
        Increase in deferred rent                                              10,000                8,000
                                                                           ----------          -----------

          Net cash flows provided by (used in) operating activities         1,479,000           (4,101,000)
                                                                           ----------          -----------

Cash flows from investing activities:
  Capital equipment expenditures                                             (184,000)            (114,000)
  Cash paid for acquisition of Electronic
    Designs, Inc., net of cash acquired                                             -           (8,088,000)
                                                                           ----------          -----------

          Net cash flows used in investing activities                        (184,000)          (8,202,000)
                                                                           ----------          -----------

Cash flows from financing activities:
  Sale of common stock, net                                                         -            2,206,000
  Proceeds from issuance of long-term debt                                    750,000            5,500,000
  Principal repayments on long-term debt                                     (239,000)            (157,000)
  Net borrowings on revolving credit facility                                       -            3,652,000
                                                                           ----------          -----------

          Net cash flows provided by financing activities                     511,000           11,201,000
                                                                           ----------          -----------

Net increase (decrease) in cash and cash equivalents                        1,806,000           (1,102,000)

Cash and cash equivalents at beginning of period                            3,290,000            2,045,000
                                                                           ----------          -----------

Cash and cash equivalents at end of period                                 $5,096,000          $   943,000
                                                                           ==========          ===========


     See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         In March 1996, Crystallume reincorporated in Delaware and changed its name to Electronic Designs, Inc. The accompanying unaudited interim consolidated financial statements reflect the financial position, results of operations and cash flows of Electronic Designs, Inc. (the "Company") and its wholly owned subsidiaries.

         In the opinion of management, the financial statements contain all of the necessary adjustments (all being of a normal and recurring nature) to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the two years in the period ended September 30, 1996 included in the Company's 1996 Form 10-KSB.

         The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITION OF ELECTRONIC DESIGNS, INC.

         Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a Massachusetts corporation ("EDI-MA"), pursuant to an Agreement and Plan of Reorganization, for $13,000,000 less certain expenses incurred by EDI-MA as a result of the transaction. The aggregate purchase price of $12,210,000 consisted of cash consideration of $11,322,000, notes payable of $290,000 and fully vested options to purchase 315,000 shares of the Company's common stock at $0.22 per share that were valued at $598,000. The cash portion of the purchase price was financed primarily through bank borrowings and, to a lesser extent, private placements of equity securities.

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

                                                   THREE MONTHS ENDED
                                             --------------------------------
                                             DECEMBER 29,        DECEMBER 30,
                                                 1996                1995

Revenues                                     $11,021,000         $14,199,000
Cost of revenues                               6,762,000           9,844,000
                                             -----------         -----------
  Gross profit                                 4,259,000           4,355,000

Operating expenses:
  Research and development                       617,000             860,000
  Selling, general and administrative          2,058,000           2,541,000
  Restructuring                                        -             590,000
  Amortization of intangible assets              117,000             117,000
                                             -----------         -----------
                                               2,792,000           4,108,000
                                             -----------         -----------
Income from operations                         1,467,000             247,000
Other expense, net                               (56,000)           (214,000)
                                             -----------         -----------
Income before income taxes                     1,411,000              33,000
Provision for income taxes                       140,000                   -
                                             -----------         -----------
Net income                                   $ 1,271,000         $    33,000
                                             ===========         ===========
Net income per share                         $      0.15         $      0.00
                                             ===========         ===========


3.  RESTRUCTURING

         The restructuring charge incurred in the three month period ended December 30, 1995 was primarily associated with the costs of severance benefits for six employees provided in connection with restructuring activities at the Company's diamond operations following the acquisition of EDI-MA. Duplicate managerial and administrative positions were eliminated, occupied space in the Santa Clara, California facility was reduced, and the corporate offices and related functions were consolidated in Westborough, Massachusetts. As of December 29 and September 30, 1996, there were no remaining amounts accrued relative to this restructuring.



4.  NET INCOME (LOSS) PER SHARE

         Net income (loss) per share represents earnings per common and common equivalent share which is determined on the basis of the weighted average number of shares outstanding during the respective period after giving effect to (i) all options and warrants using the modified treasury stock method, if dilutive; and (ii) the conversion of preferred stock using the if-converted method, if dilutive. Primary and fully diluted earnings per share are the same.

5.  INVENTORIES

         Inventories consisted of the following:

                                       DECEMBER 29,        SEPTEMBER 30,
                                          1996                 1996

Raw materials                           $2,918,000          $3,244,000
Work-in-process                          1,039,000           1,241,000
Finished goods                             948,000             998,000
                                        ----------          ----------

                                        $4,905,000          $5,483,000
                                        ==========          ==========

6. SHAREHOLDERS' EQUITY

         During the three month period ended December 29, 1996, 729,200 shares of common stock were issued in conversion of 1,823 shares of preferred stock.

         In December 1996, the Company, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share which vest upon achievement of specified goals. These warrants expire in December 1999.

ITEM 2:

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 10 of this Form 10-QSB.

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


RESULTS OF OPERATIONS

Revenues:

         Revenues decreased 19% to $11,021,000 in the first quarter of fiscal 1997 from $13,630,000 in the same period in fiscal 1996. This decrease in revenues was due to a decline in sales of memory products as a result of declining average selling prices for the Company's products reflecting decreases in the cost of memory chips which are the primary raw material in memory products. The Company passed a substantial part of these cost savings through to its customers. Unit volumes increased by approximately 10% in the first three months of fiscal 1997 as compared to the same period in fiscal 1996 partially offsetting the decrease in memory product sales was an increase in display product sales.

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

Gross profit:

         Gross profit for the first quarter of fiscal 1997 was $4,259,000 compared to $2,975,000 in the same period of fiscal 1996. Gross profit for the three month period ended December 30, 1995 included a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition. This amount was charged to cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Gross profit as a percentage of revenues ("gross margin") increased to 38.6% in fiscal 1997 from 21.8% (or 29.9% excluding the effect of the nonrecurring charge of $1,100,000) in the same period in the prior year. Gross margin increased as a result of the higher mix of military memory products and display products and the benefit of reductions in purchase prices of memory devices. As a result of the rapidly declining cost of memory devices, the Company has been able to increase its gross margins on memory products in the short term. Due to competitive forces, the Company believes that, as prices stabilize, gross margins may decline.

         The Company purchases its semiconductor components from a small number of large suppliers, including foreign suppliers who are regularly the target of threatened or pending trade disputes and sanctions which, if realized, could affect the ability of the Company to obtain critical raw materials. The Company has not been materially adversely affected by this situation in the past and does not anticipate experiencing any material adverse effect in the future. The Company does not have specific contractual arrangements with its suppliers. While the Company believes it has good relationships with its vendors, in the event that product availability becomes more limited in the future, there is no assurance that these sources of supply will continue under terms that permit the Company to compete effectively in its targeted markets.

Operating expenses:

         Research and development expenses in the first quarter of fiscal 1997 decreased 19% to $617,000 from $760,000 in fiscal 1996 due to a reduction in headcount and a redirection of diamond development efforts.

         Selling, general and administrative ("S, G & A") expenses decreased by $171,000 or 8% to $2,058,000 in the first quarter of fiscal 1997 from $2,229,000 in the same period in fiscal 1996. The majority of this decrease was attributed to lower commissions to outside sales representatives in fiscal 1997 due to the decrease in revenues and higher legal and accounting fees in fiscal 1996 as a result of the Acquisition and related financing.

         The restructuring charge of $590,000 in fiscal 1996 relates primarily to severance costs associated with restructuring activities at the Company's diamond operations to eliminate duplicative managerial and administrative positions and to consolidate the Company's executive offices in Westborough, Massachusetts.

Other income (expense):

         Interest income in the current quarter was $49,000 as compared to $45,000 in the prior year. Interest expense decreased $139,000 in the first quarter of fiscal 1997 to $105,000 from $244,000 in fiscal 1996 as a result of repayment of bank loans incurred for the Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         At December 29, 1996, cash and cash equivalents were $5,096,000 representing an increase of $1,806,000 from September 30, 1996.

         In the first quarter of fiscal 1997, the Company generated $1,479,000 of cash from operating activities, primarily due to the Company's net income, compared to a use of $4,101,000 in the same period in fiscal 1996, primarily as a result of the net loss and an increase in accounts receivable. The Company generated $511,000 from financing activities in the first quarter of fiscal 1997 as a result of the renegotiation of its bank facility offset by regular repayments of its loans and lease facilities. The Company used $184,000 of cash for capital equipment expenditures.

         In connection with the Acquisition in October 1995, the Company entered into, and in October 1996 amended and restated, a Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (including up to $5,000,000 for letters of credit) (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan. At December 29, 1996, $3,281,000 was outstanding under the term loan and letters of credit in the aggregate amount of $150,000 were outstanding under the Revolver. No amounts were outstanding under the equipment loan at December 29, 1996.

         The Company believes that it is in compliance with all material covenants under the Agreement as of December 29, 1996. Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, as amended, availability under the Revolver at December 29, 1996 was limited to $1,762,000.

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


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the cyclicality in the Company's targeted markets, particularly for its commercial memory products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from CRT to AMLCD; dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured as compliant to specified military standards; regulatory, political, economic and currency risks associated with international sales which accounted for approximately 30% of net sales in fiscal 1996; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the recent; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; the possibility that subsequent changes in ownership may limit the Company's use of net operating loss and research and development tax credit carryforwards; trends in outsourcing; uncertainty regarding the Company's ability to integrate CVD diamond technology into its electronic products; and market acceptance of diamond coated tool inserts.

PART II:   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11       Statement re: computation of per share earnings

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended December 29, 1996, as follows:

         Dated October 30, 1996 - Item 5 - Other Events

               The Company and Silicon Valley Bank amended and restated the credit facility of October 10, 1995.

               The Company elected to redeem on November 30, 1996 all shares of the Series A Preferred Stock. (Note: Prior to November 30, 1996 all holders of Preferred Stock converted their shares to Common Stock and no shares were redeemed).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Electronic Designs, Inc. (Registrant)
                                       -----------------------------------------






Dated: February 7, 1997                /s/ Frank D. Edwards
                                       -----------------------------------------
                                       Frank D. Edwards, Senior Vice President
                                       and Chief Financial Officer Principal
                                       Financial and Accounting Officer and
                                       Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT TITLE                                                PAGE
-------     -------------                                                ----


11          Statement re: computation of per share earnings               14

27.1        Financial Data Schedule                                       15