Form 10QSB
period 1997-03-30
ELECTRONIC DESIGNS INC
filed 1997-05-15
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                    ----------------------------------------
                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 30, 1997

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                       -------------    --------------

                         Commission file number: 0-21305

                            Electronic Designs, Inc.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        04-3298416
           ----------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification Number)

        One Research Drive, Westborough, Massachusetts         01581
           (Address of Principal Executive Offices)         (Zip Code)

                                 (508) 366-5151
              (Registrant's Telephone Number, Including Area Code)

                     --------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

Check whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares of Registrant's Common Stock outstanding on May 2, 1997 was 7,100,929

                       Exhibit Index is located on Page 12



                        Page 1 of 14, including exhibits

PART I:   FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                      MARCH 30,     SEPTEMBER 30,
                                                                        1997            1996
ASSETS
Current asset;
    Cash and cash equivalents                                       $  5,467,000    $  3,290,000
    Accounts receivable, net                                           5,893,000       6,356,000
    lnventories                                                        4,737,000       5,483,000
    Prepaid expenses                                                      97,000         143,000
                                                                    ------------    ------------
                Total current assets                                  16,194,000      15,272,000


Property and equipment, net                                            3,529,000       3,843,000
Other assets                                                              87,000          87,000
Intangible assets, net                                                 1,628,000       1,861,000
                                                                    ------------    ------------
                                                                    $ 21,438,000    $ 21,063,000
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $  1,311,000    $    828,000
   Accounts payable                                                    3,907,000       5,329,000
   Accrued expenses and other liabilities                              2,032,000       2,690,000
                                                                    ------------    ------------
              Total current liabilities                                7,250,000       8,847,000

Deferred rent                                                            137,000         130,000
Long-term debt, net of current portion                                 2,552,000       2,939,000
                                                                    ------------    ------------
              Total liabilities                                        9,939,000      11,916,000
                                                                    ------------    ------------

Shareholders' equity:
   Convertible preferred stock; $0.01 par value; 8,000,000 shares authorized; 0 and 1,823 shares issued and outstanding at
   March 30, 1997 and September 30, 1996, respectively
   Common stock; $0.01 par value; 20,000,000 shares authorized;
   7,090,192 and 6,341,896 shares issued and outstanding at
   March 30, 1997 and September 30, 1996, respectively                    71,000          64,000
   Additional paid in capital                                         26,950,000      26,943,000
   Accumulated deficit                                               (15,522,000)    (17,860,000)
                                                                    ------------    ------------
                Total shareholders' equity                            11,499,000       9,147,000
                                                                    ------------    ------------
                                                                    $ 21,438,000    $ 21,063,000
                                                                    ============    ============




      See accompanying notes to unaudited consolidated financial statements


ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            -------------------------    --------------------------
                                                              MARCH 30,     MARCH 31,      MARCH 30,      MARCH 31,
                                                                1997          1996           1997           1996
Revenues                                                    $9,925,000    $15,564,000    $20,946,000    $29,194,000
Cost of revenues                                             5,966 000     10,928,000     12,728,000     21,553,000
                                                            ----------    -----------    -----------    -----------
  Gross profit                                               3,959,000      4,636,000      8,218,000      7,611,000
                                                            ----------    -----------    -----------    -----------
Operating expenses:
  Research and development                                     636,000        648,000      1,253,000      1,408,000
  Selling, general and administrative                        1,992,000      2,315,000      4,050,000      4,544,000
  Restructuring                                                    -              -              -          590,000
  Amortization of intangible assets                            116,000        118,000        233,000        236,000
                                                            ----------    -----------    -----------    -----------
                                                             2,744,000      3,O81,000      5,536,000      6,778,000
                                                            ----------    -----------    -----------    -----------
Income from operations                                       1,215,000      1,555,000      2,682,000        833,000
                                                            ----------    -----------    -----------    -----------

Other income (expense):
  Interest income                                               60,000          2,000        109,000         47,000
  Interest expense                                             (88,000)      (274,000)      (193,000)      (518,000)
                                                            ----------    -----------    -----------    -----------
                                                               (28,000)      (272,000)       (84,000)      (471,000)
                                                            ----------    -----------    -----------    -----------

lncome before income taxes                                   1,187,000      1,283,000      2,598,000        362,000
Provision for income taxes                                     120,000        126,000        260,000        126,000
                                                            ----------    -----------    -----------    -----------

Net income                                                  $1,067,000    $ 1,157,000    $ 2,338,000    $   236,000
                                                            ==========    ===========    ===========    ===========
Net income per share                                        $     0.13    $      0.14    $      0.27    $      0.07
                                                            ==========    ===========    ===========    ===========
Weighted average common shares and equivalents               9,783,000      9,991,000      9,823,000      7,405,000
                                                            ==========    ===========    ===========    ===========


      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   SIX MONTHS ENDED
                                                                               -------------------------------
                                                                                MARCH 30,          MARCH 31,
                                                                                  1997                1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from (used in) operating activities:
  Net income                                                                   $ 2,338,000         $   236,000
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                 883,000             798,000
     Noncash portion of restructuring expenses                                         -                57,000
     Common stock and stock warrants issued in payment of interest
      and other expenses                                                            10,000              37,000
     Changes in assets and liabilities. net of acquired amounts:
      (Increase) decrease in accounts receivable                                   463,000          (1,985,000)
      Decrease in inventories                                                      746,000             446,000
      Decrease in prepaid expenses                                                  46,000              63,000
      Decrease in other assets                                                         -                17,000
      Increase (decrease) in accounts payable                                   (1,422,000)            343,000
      Decrease in accrued expenses                                                (658,000)         (1,832,000)
      Increase in deferred rent                                                      7,000              17,000
                                                                               -----------         -----------
         Net cash flows provided by (used in) operating activities               2,413,000          (1,803,000)
                                                                               -----------         -----------

Cash flows from investing activities:
  Capital equipment expenditures                                                  (336,000)           (175,000)
  Cash paid for acquisition of Electronic
    Designs, Inc., net of cash acquired                                                -            (8,088,000)
                                                                               -----------         -----------
         Net cash flows used in investing activities                              (336,000)         (8,263,000)
                                                                               -----------         -----------

Cash flows from financing activities:
  Sale of common stock, net                                                          4,000           2,219,000
  Proceeds from issuance of long-term debt                                         750,000           5,500,000
  Principal repayments on long-term debt                                          (654,000)           (849,000)
  Repayment of notes payable to officers                                               -              (290,000)
  Net borrowings on revolving credit facility                                          -             2,500,000
                                                                               -----------         -----------
         Net cash flows provided by financing activities                           100,000           9,080,000
                                                                               -----------         -----------
Net increase (decrease) in cash and cash equivalents                             2,177,000            (986,000)
Cash and cash equivalents at beginning of period                                 3,290,000           2,045,000
                                                                               -----------         -----------
Cash and cash equivalents at end of period                                     $ 5,467,000         $ 1,059,000
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

     In the opinion of management, the financial statements contain all of the necessary adjustments (all being of a normal and recurring nature) to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the two fiscal years in the period ended September 30, 1996 included in the Company's 1996 Annual Report on Form 10-KSB.

     The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITION OF ELECTRONIC DESIGNS, INC.

     Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a Massachusetts corporation ("EDI-MA"). The acquisition was recorded in accordance with the purchase method and, accordingly, the results of operations and cash flows of EDI-MA are included in the results of operations and cash flows of the Company from the date of acquisition.

     The following pro forma information has been prepared as if the acquisition of EDI-MA was completed at the beginning of the six month period ended March 31, 1996, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would have actually been achieved had the acquisition of EDI-MA occurred at that date:

Revenues                                    $29,763,000
Income from operations                      $ 1,801,000
Net income                                  $ 1,189,000
Net income per share                        $      0.18

     The proforma data above does not include $1,100,000, relating to the revaluation of inventories acquired to their estimated fair value, which was included in cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Only those proforma adjustments which were expected to have a continuing impact on the results of operations of the combined companies were included.

3. INVENTORIES

Inventories consisted of the following:
                                    MARCH 30,       SEPTEMBER
                                      1997             1996
Raw materials                      $3,199,000      $3,244,000
Work-in-process                       $35,000       1,241,000
Finished goods                      1,003,000         998,000
                                   ----------      ----------
                                   $4,737,000      $5,483,000
                                   ==========      ==========

4. NET INCOME PER SHARE

     Net income per share represents earnings per common and common equivalent share which is determined on the basis of the weighted average number of shares outstanding during the respective period after giving effect to (i) all options and warrants using the modified treasury stock method, and (ii) the conversion of preferred stock using the if-converted method. Primary and fully diluted earnings per share are the same.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This Statement establishes and simplifies standards of computing and presenting earnings per share and replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. The Company plans to adopt this pronouncement as required.

5. SHAREHOLDERS' EQUITY

     During the six month period ended March 30,1997, 729,200 shares of common stock were issued in conversion of 1,823 shares of preferred stock.

     In December 1996, the Company, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share which vest upon achievement of specified goals. These warrants expire in December 1999.

6. SUBSEQUENT EVENTS

     On May 13, 1997 the Company announced the decision to divest its Crystallume Diamond Technology Division located in Santa Clara, California. At March 30, 1997 the Crystallume division had total assets of $2.2 million. The division recorded revenues of $209,000 in the current quarter and $357,000 for the six months of fiscal 1997 as compared to $325,000 and $663,000 in the same periods in the prior year. The operating loss for the second quarter and first six months of fiscal 1997 was $225,000 nad $552,000, respectively, compared to an operating loss of $1,294,000 and $1,446,000 for the same periods in fiscal 1996. A restructuring charge of $590,000 is included in the operating loss recorded for the six months of the prior fiscal year.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 9 of this Form 10-QSB.

     Since its inception in 1984 through October 10, 1995, Electronic Designs, Inc. (formerly Crystallume) (the "Company") had been primarily engaged in research and development related to diamond coatings using a process called chemical vapor deposition ("CVD").

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

     On May 13, 1997 the Company announced the decision to divest its Crystallume Diamond Technology Division located in Santa Clara, California. At March 30, 1997 the Crystallume division had total assets of $2.2 million. The division recorded revenues of $209,000 in the current quarter and $357,000 for the six months of fiscal 1997 as compared to $325,000 and $663,000 in the same periods in the prior year. The operating loss for the second quarter and first six months of fiscal 1997 was $225,000 and $552,000, respectively, compared to an operating loss of $1,294,000 and $1,446,000 for the same periods in fiscal 1996. A restructuring charge of $590,000 is included in the operating loss recorded for the six months of the prior fiscal year.

RESULTS OF OPERATIONS

Revenues:

     Revenues decreased 36% to $9,925,000 in the second quarter of fiscal 1997 from $15,564,000 in the same period in fiscal 1996. For the six month period, revenues decreased 28% to $20,946,000 in the first half of fiscal 1997 from $29,194,000 in the same period in fiscal 1996. These decreases in revenues were due in part to declining average selling prices for the Company's memory products reflecting decreases in the cost of memory chips which are the primary raw material. The Company passed a substantial part of those cost savings through to its customers. Unit volumes for the memory products increased in the current quarter and first six months of fiscal 1997 as compared to the same periods in fiscal 1996. Partially offsetting the decreases in memory product sales were increases in display product sales.

     The Company derives a substantial portion of its revenues and earnings from sales to defense contractors and subcontractors of memory products manufactured in compliance with military specifications. Trends in the defense industry include reductions in spending from year to year and the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured in compliance with specified military standards. To date, these changes have not had a materially adverse effect on the Company's results due to increased demand resulting from upgrading of existing military systems and the slow rate of adoption of the COTS program.

Gross profit:

     Gross profit for the second quarter of fiscal 1997 was $3,959,000 compared to $4,636,000 in the same period of fiscal 1996. Gross profit for the first six months of fiscal 1997 was $8,218,000 compared to $7,611,000 in the same period of fiscal 1996. Gross profit for the six month period ended March 31, 1996 included a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition. This amount was charged to cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Gross profit as a percentage of revenues ("gross margin") increased to 39.9% and 39.2% in the second quarter and six months of fiscal 1997, respectively, from 29.8 and 26.1% (or 29.8% excluding the effect of the nonrecurring charge of $1,100,000) in the same periods in the prior year. Gross margin increased as a result of the higher mix of military memory products and display products and the benefit of reductions in purchase prices of memory devices. As a result of the rapidly declining cost of memory devices, the Company has been able to increase its gross margins on memory products in the short term. Due to competitive forces, the Company believes that, as prices stabilize, gross margins may decline.

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

Operating expenses:

     Research and development expenses in the second quarter and six month period of fiscal 1997 decreased 2% and 11% to $636,000 and $1,253,000, respectively, from $648,000 and $1,408,000 in the respective periods in fiscal 1996 due to reductions in headcount and a redirection of diamond development efforts.

     Selling, general and administrative expenses decreased by $323,000 and $494,000 or 14% and l1%, in the first quarter and six months, respectively, in fiscal 1997 from $2,315,000 and $4,544,000 in the respective periods in fiscal 1996. The majority of these decreases resulted from lower commissions paid to outside sales representatives in fiscal 1997 due to the decreases in revenues and lower legal and accounting fees.

     The restructuring charge of $590,000 in fiscal 1996 relates primarily to severance costs associated with restructuring activities at the Company's diamond operations to eliminate duplicative managerial and administrative positions and to consolidate the Company's executive offices in Westborough, Massachusetts.

Other income (expense):

     Interest income in the current quarter was $60,000 and $109,000 for the six months of fiscal 1997 as compared to $2,000 and $47,000 in the same periods in the prior year due to higher cash and cash equivalent balances in fiscal 1997. Interest expense decreased $186,000 and $325,000 in the second quarter and first six months of fiscal 1997 to $88,000 and $193,000, respectively, from $274,000 and $518,000 in the same periods in fiscal 1996 as a result of repayment of bank loans incurred for the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 1997, cash and cash equivalents were $5,467,000 representing an increase of $2,177,000 from September 30, 1996.

     In the first half of fiscal 1997, the Company generated $2,413,000 of cash from operating activities, primarily due to the Company's net income, depreciation and amortization and reduction in inventories and accounts receivable offset by declines in accounts payable and accrued expenses. This compared to a use of $1,803,000 in the same period in fiscal 1996, primarily as a result of an increase in accounts receivable and decrease in accrued expenses which more than offset net income, depreciation and amortization, a reduction in inventories and an increase in accounts payable in the first half of fiscal 1997. The Company invested $336,000 of cash in capital equipment expenditures. The Company generated $100,000 from financing activities in the first half of fiscal 1997 as a result of the renegotiation of its bank facility which was offset by regular repayments of its loans and lease facilities.

     In connection with the Acquisition in October 1995, the Company entered into, and in October 1996 amended and restated, a Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 on the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (including up to $5,000,000 for letters of credit) (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan. At March 30, 1997, $3,208,000 was outstanding under the term loan and letters of credit in the aggregate amount of $100,000 were outstanding under the Revolver. No amounts were outstanding under the equipment loan at March 30, 1997.

     The Company believes that it is in compliance with all material covenants under the Agreement as of March 30, 1997. Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, as amended, availability under the Revolver at March 30, 1997 was limited to $2,039,952.

     The Company anticipates that the combination of its current cash balance, accounts receivable balance, Revolver, equipment loan facility and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for the next 12 months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the Company's ability to develop new products; the cyclicality of product supply and demand and pricing in the Company's targeted markets,particularly for its commercial memory products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the Comany's ability to divest its diamond operations for proceeds sufficient to cover its investment; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of ("COTS") products rather than those manufactured as compliant to specified military standards; regulatory, political, economic and currency risks associated with international sales which accounted for approximately 30% of net sales in fiscal 1996; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; the possibility that subsequent changes in ownership may limit the Company's use of net operating loss and research and development tax credit carryforwards and trends in outsourcing.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     The Company extended the expiration date of its Redeemable Warrants, which are publicly traded on the Nasdaq Small Cap Market under the symbol EDIXW, to March 22,1998.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The matters described below were voted upon at the Annual Shareholders Meeting on February 26,1997, and the results of the votes for each matter are listed below each matter:

          1. To elect Norman T. Hall and Thomas A. Schultz, as directors of the Company to serve until the 1998 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal.

                                             Votes For       Withheld
                                             ---------       --------
                  Norman T. Hall             5,775,010        31,085
                  Thomas A Schultz           5,744,929        31,166

          2. To ratify the appointment of Price Waterhouse LLP to serve as independent accountants for the Company for the fiscal year ending September 30, 1997.

                  FOR               AGAINST       ABSTAIN            NON-VOTES
                  ---               -------       -------            ---------
                  5,786,545         10,800         8,750                0


ITEM 5. OTHER INFORMATION

     As discussed in the notes to the financial statement under Subsequent Events, the Company has decided to divest its Crystallume Diamond Technology Division on May 13, 1997. At September 30, 1996, the division had total assets of $2.5 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11     Statement re: computation of per share earnings

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K:

          A report on Form 8-K was filed with the Securities and Exchange Commission on February 14, 1997 reporting that the Company extended the expiration date of the Redeemable warrants to March 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Electronic Designs, Inc. (Registrant)
                                       ----------------------------------------

Dated: May ___, 1997

                                       ----------------------------------------
                                       Frank D. Edwards, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT TITLE                                            PAGE
------            -------------                                            ----

11                Statement re: computation of per share earnings           13
27.1              Financial Data Schedule                                   14