Form 10QSB/A
period 1997-03-30
ELECTRONIC DESIGNS INC
filed 1997-05-22
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                    ----------------------------------------
                                   FORM 10-QSB/A


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

PART I: FINANCIAL INFORMATION (Restated to reflect change in Note 6 to financial statements and related references in Item 2.)


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

6. SUBSEQUENT EVENTS


     On May 13, 1997 the Company announced the decision to divest its Crystallume Diamond Technology Division located in Santa Clara, California. At March 30, 1997 the Crystallume division had total assets of $2.2 million. The division recorded revenues of $209,000 in the current quarter and $357,000 for the six months of fiscal 1997 as compared to $325,000 and $663,000 in the same periods in the prior year. The operating loss for the second quarter and first six months of fiscal 1997 was $225,000 nad $552,000, respectively, compared to an operating loss of $152,000 and $1,446,000 for the same periods in fiscal 1996. A restructuring charge of $590,000 is included in the operating loss recorded for the six months of the prior fiscal year.

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


     On May 13, 1997 the Company announced the decision to divest its Crystallume Diamond Technology Division located in Santa Clara, California. At March 30, 1997 the Crystallume division had total assets of $2.2 million. The division recorded revenues of $209,000 in the current quarter and $357,000 for the six months of fiscal 1997 as compared to $325,000 and $663,000 in the same periods in the prior year. The operating loss for the second quarter and first six months of fiscal 1997 was $225,000 and $552,000, respectively, compared to an operating loss of $152,000 and $1,446,000 for the same periods in fiscal 1996. A restructuring charge of $590,000 is included in the operating loss recorded for the six months of the prior fiscal year.



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

PART II. OTHER INFORMATION

ITEM 3. DELETED IN ITS ENTIRETY

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (RESTATED)

        (a) On February 26, 1997, the Company held its Annual Shareholders' Meeting (the "Meeting").


        (b) Norman T. Hall and Thomas A. Schultz were elected as directors of the Company to serve until the 2000 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal. The other three directors, Donald F. McGuinness, Frank D. Edwards, and Thomas J. Toy are continuing as directors and their terms expire in 1999, 1998, and 1998, respectively.

        (c) The matters described below were voted upon at the Meeting, and the results of the votes for each matter are listed below.




           1. To elect Norman T. Hall and Thomas A. Schultz, as directors of the Company to serve until the 2000 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal.
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




ITEM 5. OTHER INFORMATION (RESTATED)

        As discussed in the notes to the financial statements under Subsequent Events, the Company announced its decision on May 13, 1997 to divest its Crystallume Diamond Technology Division. At March 30, 1997, the division had total assets of $2.2 million. The division recorded revenues of $209,000 in the current quarter and $357,000 for the six months of fiscal 1997 as compared to $325,000 and $663,000 in the same periods in fiscal 1996. The operating loss for the second quarter and the first six months of fiscal 1997 was $225,000 and $552,000, respectively, compared to an operating loss of $152,000 and $1,446,000 for the same periods in fiscal 1996. A restructuring charge of $590,000 is included in the operating loss recorded for the first six months of the prior fiscal year.



        On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. On that date, the Company had 7,100,929 shares of common stock outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Electronic Designs, Inc. (Registrant)
                                       ----------------------------------------


Dated: May 22, 1997
                                       /s/ Frank D. Edwards
                                       ----------------------------------------
                                       Frank D. Edwards, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer and Duly
                                       Authorized Officer)