Form 10QSB/A
period 1997-03-30
ELECTRONIC DESIGNS INC
filed 1997-05-28
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                     ---------------------------------------

                               FORM 10-QSB/A-1


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





                        Page 1 of 7, including exhibits

PART I:   FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

THIS ITEM 1 IS IDENTICAL TO THE ITEM 1 OF THE 10-QSB/A FILED ON MAY 22, 1997 EXCEPT THAT CERTAIN FINANCIAL STATEMENT INFORMATION THAT WAS UNINTENTIONALLY OMITTED FROM THE MAY 22, 1997 10-QSB/A, BUT INCLUDED IN THE 10-QSB FILED ON MAY 15, 1997, HAS BEEN REINSERTED INTO THIS FILING.



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

                                       Electronic Designs, Inc. (Registrant)
                                       ----------------------------------------

Dated: May 27, 1997
                                       /s/ Frank D. Edwards
                                       ----------------------------------------
                                       Frank D. Edwards, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer and Duly
                                       Authorized Officer)