Form 10QSB
period 1997-06-29
ELECTRONIC DESIGNS INC
filed 1997-08-13
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   -------------------------------------------
                                   FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

      For the quarterly period ended June 29, 1997

                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

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


                    ----------------------------------------
   (Former Name, Former Address and Formal Fiscal Year, if Changed Since Last
                                    Report)

Check whether Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes x      No
       ---       ---

The number of shares of Registrant's Common Stock outstanding on August 1, 1997 was 7,121,629

                       Exhibit Index is located on Page 13




                        Page 1 of 15, including exhibits

PART I:           FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                  JUNE 29,              SEPTEMBER 30,
                                                                                    1997                    1996

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  4,073,000            $  3,290,000
  Accounts receivable, net                                                         7,817,000               6,356,000
  Inventories                                                                      5,916,000               5,483,000
  Assets of discontinued operations                                                1,656,000                       -
  Prepaid expenses                                                                   101,000                 143,000
                                                                                ------------            ------------

         Total current assets                                                     19,563,000              15,272,000

Property and equipment, net                                                        2,066,000               3,843,000
Other assets                                                                          20,000                  87,000
Intangible assets, net                                                             1,512,000               1,861,000
                                                                                ------------            ------------

                                                                                $ 23,161,000            $ 21,063,000
                                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                             $  1,189,000            $    828,000
  Accounts payable                                                                 4,928,000               5,329,000
  Accrued expenses and other liabilities                                           2,069,000               2,690,000
  Provision for loss on disposal of discontinued operations                          776,000                       -
                                                                                ------------            ------------

         Total current liabilities                                                 8,962,000               8,847,000

Deferred rent                                                                        134,000                 130,000
Long-term debt, net of current portion                                             2,539,000               2,939,000
                                                                                ------------            ------------

         Total liabilities                                                        11,635,000              11,916,000
                                                                                ------------            ------------

Shareholders' equity:
  Convertible preferred stock; $0.01 par value; 8,000,000 shares authorized; 0 and 1,823 shares issued and outstanding at
    June 29, 1997 and September 30, 1996, respectively                                     -                       -
  Common stock; $0.01 par value; 20,000,000 shares authorized;
    7,128,469 and 6,341,896 shares issued and outstanding at
    June 29, 1997 and September 30, 1996, respectively                                71,000                  64,000
  Additional paid in capital                                                      26,983,000              26,943,000
  Treasury stock; 7,400 shares at cost                                               (27,000)                      -
  Accumulated deficit                                                            (15,501,000)            (17,860,000)
                                                                                ------------            ------------

         Total shareholders' equity                                               11,526,000               9,147,000
                                                                                ------------            ------------

                                                                                $ 23,161,000            $ 21,063,000
                                                                                ============            ============




      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       --------------------------    --------------------------
                                                                         JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                                           1997           1996           1997           1996

Revenues                                                               $10,422,000    $15,761,000    $31,011,000    $44,294,000
Cost of revenues                                                         6,719,000     11,025,000     18,968,000     31,960,000
                                                                       -----------    -----------    -----------    -----------
  Gross profit                                                           3,703,000      4,736,000     12,043,000     12,334,000
                                                                       -----------    -----------    -----------    -----------
Operating expenses:
  Research and development                                                 608,000        510,000      1,586,000      1,446,000
  Selling, general and administrative                                    1,648,000      2,238,000      5,562,000      6,412,000
  Amortization of intangible assets                                        117,000        117,000        350,000        353,000
                                                                       -----------    -----------    -----------    -----------
                                                                         2,373,000      2,865,000      7,498,000      8,211,000
                                                                       -----------    -----------    -----------    -----------
Income from operations                                                   1,330,000      1,871,000      4,545,000      4,123,000
                                                                       -----------    -----------    -----------    -----------

Other income (expense):
  Interest income                                                           54,000              -        163,000         47,000
  Interest expense                                                         (77,000)      (206,000)      (236,000)      (636,000)
                                                                       -----------    -----------    -----------    -----------
                                                                           (23,000)      (206,000)       (73,000)      (589,000)
                                                                       -----------    -----------    -----------    -----------


Income before income taxes                                               1,307,000      1,665,000      4,472,000      3,534,000
Provision for income taxes                                                 132,000        269,000        449,000        456,000
                                                                       -----------    -----------    -----------    -----------

Income from continuing operations                                        1,175,000      1,396,000      4,023,000      3,078,000

Discontinued operations:
  Loss from discontinued operations of Diamond Products
    Division through May 13, 1997, net of applicable income taxes         (189,000)      (118,000)      (699,000)    (1,564,000)
  Provision for loss on disposal of Diamond Products Division including provision for operating losses during the phase-out
    period, net of applicable income taxes                                (965,000)             -       (965,000)             -
                                                                       -----------    -----------    -----------    -----------

Loss from discontinued operations                                       (1,154,000)      (118,000)    (1,664,000)    (1,564,000)
                                                                       -----------    -----------    -----------    -----------

Net income                                                             $    21,000    $ 1,278,000    $ 2,359,000    $ 1,514,000
                                                                       ===========    ===========    ===========    ===========

Income from continuing operations per share                            $      0.14    $      0.16    $      0.46    $      0.46
                                                                       ===========    ===========    ===========    ===========

Net income per share                                                   $      0.02    $      0.15    $      0.29    $      0.27
                                                                       ===========    ===========    ===========    ===========

Weighted average common shares and equivalents                           9,735,000      9,876,000      9,794,000      8,229,000
                                                                         =========      =========      =========      =========




      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    1997                  1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                                    $ 2,359,000           $ 1,514,000
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                               1,324,000             1,187,000
      Provision for loss on disposal of discontinued operations                     776,000                     -
      Noncash portion of restructuring expenses                                           -                57,000
      Common stock and stock warrants issued in payment of interest
        and other expenses                                                           18,000                37,000
      Changes in assets and liabilities, net of acquired
        amounts:
        Increase in accounts receivable                                          (1,461,000)           (1,442,000)
        (Increase) decrease in inventories                                         (458,000)            1,290,000
        Decrease in prepaid expenses                                                 42,000                21,000
        Decrease in other assets                                                     33,000                17,000
        Decrease in accounts payable                                               (401,000)             (262,000)
        Decrease in accrued expenses                                               (621,000)           (2,446,000)
        Increase in deferred rent                                                     4,000                26,000
                                                                                -----------           -----------

          Net cash flows provided by (used in) operating activities               1,615,000                (1,000)
                                                                                -----------           -----------

Cash flows from investing activities:
  Capital equipment expenditures                                                   (795,000)             (281,000)
  Cash paid for acquisition of Electronic
    Designs, Inc., net of cash acquired                                                   -            (8,088,000)
                                                                                -----------           -----------

          Net cash flows used in investing activities                             (795,000)            (8,369,000)
                                                                                -----------           -----------

Cash flows from financing activities:
  Sale of common stock, net                                                          29,000             2,221,000
  Repurchase of common stock                                                        (27,000)                    -
  Proceeds from issuance of long-term debt                                        1,012,000             5,500,000
  Principal repayments on long-term debt                                         (1,051,000)           (1,663,000)
  Repayment of notes payable to officers                                                  -              (290,000)
  Net borrowings on revolving credit facility                                             -             1,860,000
                                                                                -----------           -----------

          Net cash flows provided by (used in) financing activities                 (37,000)            7,628,000
                                                                                -----------           -----------

Net increase (decrease) in cash and cash equivalents                                783,000              (742,000)

Cash and cash equivalents at beginning of period                                  3,290,000             2,045,000
                                                                                -----------           -----------

Cash and cash equivalents at end of period                                      $ 4,073,000           $ 1,303,000
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

         The following pro forma information has been prepared as if the acquisition of EDI-MA was completed at the beginning of the nine month period ended June 30, 1996, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would have actually been achieved had the acquisition of EDI-MA occurred at that date:

         Revenues                                              $44,863,000
         Income from continuing operations                     $ 4,031,000
         Net income                                            $ 2,467,000
         Income per share from continuing operations           $      0.48
         Net income per share                                  $      0.34

         The pro forma data above does not include $1,100,000, relating to the revaluation of inventories acquired to their estimated fair value, which was included in cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Only those pro forma adjustments which were expected to have a continuing impact on the results of operations of the combined companies were included.

3. INVENTORIES

         Inventories consisted of the following:

                                              JUNE 30,        SEPTEMBER 30,
                                                1997              1996

         Raw materials                       $3,478,000        $3,244,000
         Work-in-process                      1,041,000         1,241,000
         Finished goods                       1,397,000           998,000
                                             ----------        ----------

                                             $5,916,000        $5,483,000
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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This Statement establishes and simplifies standards of computing and presenting earnings per share and replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. Pro forma earnings per share under SFAS 128 would have been as follows:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       --------------------------      ---------------------------
                                                        JUNE 29,        JUNE 30,        JUNE 29,         JUNE 30,
                                                          1997            1996            1997             1996

Pro forma basic:
   Income per share from continuing operations         $     0.17      $     0.25      $     0.58       $     0.58
                                                       ==========      ==========      ==========       ==========
   Income per share                                    $     0.00      $     0.23      $     0.34       $     0.28
                                                       ==========      ==========      ==========       ==========
   Weighted average common shares                       7,106,000       5,660,000       6,937,000        5,315,000
                                                       ==========      ==========      ==========       ==========
Pro forma diluted:
   Income per share from continuing operations         $     0.16      $     0.17      $     0.53       $     0.41
                                                       ==========      ==========      ==========       ==========
   Income per share                                    $     0.00      $     0.16      $     0.31       $     0.20
                                                       ==========      ==========      ==========       ==========
   Weighted average common shares and equivalents       7,447,000       8,220,000       7,595,000        7,532,000
                                                       ==========      ==========      ==========       ==========


5. SHAREHOLDERS' EQUITY

         During the nine month period ended June 29,1997, 729,200 shares of common stock were issued in conversion of 1,823 shares of preferred stock.

         In December 1996, the Company, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share which vest upon achievement of specified goals. These warrants expire in December 1999.

         On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. At June 29, 1997, the Company had repurchased 7,400 shares for total consideration of $27,000.

6. DISCONTINUED OPERATIONS

         On May 13, 1997, the Company announced the decision to divest its Crystallume Diamond Technology Division (the "Division") located in Santa Clara, California. At June 29, 1997, the assets of the Division, consisting primarily of fixed assets, have been separately classified on the balance sheet as a current asset. In addition, the Company has recorded a provision for loss on disposal of the Division of $965,000, including provision for operating losses during the phase out period (from May 13, 1997 to the expected date of disposal) of $409,000. The loss from operations of the Division from May 13, 1997 to June 29, 1997 was $189,000. The Company expects that it will complete the divestiture in the fourth quarter of fiscal 1997 which is expected to take the form of a sale of assets. The results of these discontinued operations have been retroactively separated from the Company's ongoing operations in the consolidated statement of operations.

7. RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 130 and No. 131 as required in fiscal 1999 which will require the Company to report and display certain information related to comprehensive income and operating segments.

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

    Since its inception in 1984 through October 10, 1995, Electronic Designs, Inc. (formerly Crystallume) (the "Company") was primarily engaged in research and development related to diamond coatings using a process called chemical vapor deposition ("CVD").

    Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a Massachusetts corporation ("EDI-MA"), in a purchase transaction (the "Acquisition"). EDI-MA manufactured high density memory components used in commercial and military systems, and also designed and manufactured flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays. As a result of the Acquisition, the results of operations and cash flows of EDI-MA are included in the results of operations and cash flows of the Company from the date of the Acquisition.

    In March 1996, the Company changed its state of incorporation from California to Delaware and changed its name to Electronic Designs, Inc.

    On May 13, 1997, the Company announced the decision to divest its Crystallume Diamond Technology Division (the "Division") located in Santa Clara, California. At June 29, 1997, the assets of the Division, consisting primarily of fixed assets, have been separately classified on the balance sheet as a current asset. In addition, the Company has recorded a provision for loss on disposal of the Division of $965,000, including provision for operating losses during the phase out period (from May 13, 1997 to the expected date of disposal) of $409,000. The loss from operations of the Division from May 13, 1997 to June 29, 1997 was $189,000. The Company expects that it will complete the divestiture in the fourth quarter of fiscal 1997 which is expected to take the form of a sale of assets. The results of these discontinued operations have been retroactively separated from the Company's ongoing operations in the consolidated statement of operations.

RESULTS OF OPERATIONS

Revenues:

    Revenues decreased 34% to $10,422,000 in the third quarter of fiscal 1997 from $15,761,000 in the same period in fiscal 1996. For the nine month period, revenues decreased 30% to $31,011,000 in the first nine months of fiscal 1997 from $44,294,000 in the same period in fiscal 1996. These decreases in revenues were due substantially to declining average selling prices for the Company's memory products reflecting decreases in the cost of memory chips which are the primary raw material. The Company passed a substantial part of these cost savings through to its customers. Partially offsetting the decreases in memory product sales were increases in display product sales.

    The Company derives a substantial portion of its revenues and earnings from sales to defense contractors and subcontractors of memory products manufactured in compliance with military specifications. Trends in the defense industry include reductions in spending from year to year and the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured in compliance with specified military standards. To date, these changes have had a limited adverse effect on the Company's results due to increased demand resulting from upgrading of existing military systems and the slow rate of adoption of the COTS program.

Gross profit:

    Gross profit for the third quarter of fiscal 1997 was $3,703,000 compared to $4,736,000 in the same period of fiscal 1996. Gross profit for the first nine months of fiscal 1997 was $12,043,000 compared to $12,334,000 in the same period of fiscal 1996. Gross profit for the nine month period ended June 30, 1996 included a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition.

This amount was charged to cost of revenues in the first quarter of fiscal 1996 as the acquired inventories were sold. Gross profit as a percentage of revenues ("gross margin") increased to 35.5% and 38.8% in the third quarter and nine months of fiscal 1997, respectively, from 30.0 and 27.8% (or 30.3 % excluding the effect of the nonrecurring charge of $1,100,000) in the same periods in the prior year. Gross margin increased as a result of the higher mix of display products and the benefit of reductions in the Company's purchase prices of memory devices. As a result of the rapidly declining cost of memory devices, the Company has been able to increase its gross margins on memory products in the short term. Due to competitive forces, the Company believes that, as prices stabilize, gross margins may decline.

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

Operating expenses:

    Research and development expenses in the third quarter and nine month period of fiscal 1997 increased 19% and 10% to $608,000 and $1,586,000, respectively, from $510,000 and $1,446,000 in the respective periods in fiscal 1996 due primarily to increases in headcount in memory and display product development efforts.

    Selling, general and administrative expenses decreased by $590,000 and $850,000 or 26% and 13%, in the third quarter and nine months, respectively, in fiscal 1997 to $1,648,000 and $5,562,000 in the respective periods in fiscal 1997. The majority of these decreases resulted from lower bonuses, commissions and sales incentives in fiscal 1997 due to the decreases in revenues and from lower legal and accounting fees.

Other income (expense):

    Interest income in the current quarter was $54,000 and $163,000 for the nine months of fiscal 1997 as compared to zero and $47,000 in the same periods in the prior year due to higher cash and cash equivalent balances in fiscal 1997. Interest expense decreased $129,000 and $400,000 in the third quarter and first nine months of fiscal 1997 to $77,000 and $236,000, respectively, as a result of repayment of bank loans incurred for the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    At June 29, 1997, cash and cash equivalents were $4,073,000 representing an increase of $783,000 from September 30, 1996.

    In the first nine months of fiscal 1997, the Company generated $1,615,000 of cash from operating activities, primarily due to the Company's net income, depreciation and amortization and non-cash provision for loss on discontinued operations offset by increases in inventories and accounts receivable and declines in accounts payable and accrued expenses. This compared to a use of $1,000 in the same period in fiscal 1996, primarily as a result of an increase in accounts receivable and decrease in accounts payable and accrued expenses which offset net income, depreciation and amortization, and a reduction in inventories. The Company invested $795,000 of cash in capital equipment expenditures in the first nine months of fiscal 1997. The Company used $37,000 for financing activities in the first nine months of fiscal 1997 as a result of the regular repayments of its loans and lease facilities offset by the proceeds from borrowings on its bank facility.

    In connection with the Acquisition in October 1995, the Company entered into, and in October 1996 amended and restated, a Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (including up to $5,000,000 for letters of credit) (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan. At June 29, 1997, $2,990,000 was outstanding under the term loan and letters of credit in the aggregate amount of $100,000 were outstanding under the Revolver and $262,000 was outstanding under the equipment loan.

    Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, as amended, availability under the Revolver at June 29, 1997 was limited to $3,473,000. The Company has received a waiver of default as of June 29, 1997, of a covenant under its Loan and Security Agreement which requires the Company to maintain specified net income levels.

    The Company anticipates that the combination of its current cash balance, accounts receivable balance, Revolver, equipment loan facility and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for the next 12 months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the cyclicality of product supply and demand and pricing in the Company's targeted markets, particularly for its memory products; the Company's ability to divest its diamond operations for proceeds sufficient to cover its carrying value, net of reserve; the Company's ability to develop new products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of COTS products rather than those manufactured as compliant to specified military standards; regulatory, political, economic and currency risks associated with international sales which accounted for approximately 30% of net sales in fiscal 1996; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; and trends in outsourcing.

PART II: OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         11       Statement re: computation of per share earnings

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K:

              No report on Form 8-K was filed in the three month period ended June 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Electronic Designs, Inc. (Registrant)
                                    --------------------------------------------



Dated: August   ,1997
                                    --------------------------------------------
                                    Frank D. Edwards, Senior Vice President
                                    and Chief Financial Officer (Principal
                                    Financial and Accounting Officer and Duly
                                    Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT TITLE                                         PAGE
-------           -------------                                         ----

11                Statement re: computation of per share earnings        14

27                Financial Data Schedule                                15