Form 10KSB
period 1997-09-30
ELECTRONIC DESIGNS INC
filed 1997-12-24
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number: 0-21305


                            ELECTRONIC DESIGNS, INC.
                 (Name of small business issuer in its charter)

                             DELAWARE                                                   04-3298416
(State or other jurisdiction of incorporation or organization)                     (I.R.S. employer
identification no.)

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


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Registrant's revenues for the fiscal year ended September 30, 1997 were $42,104,000.

        The aggregate market value of the voting stock held by non-affiliates of Registrant as of November 14, 1997 was $18,568,619 based on the closing sales price of such stock on the Nasdaq Small-Cap Market. As of November 14, 1997, there were 7,091,852 shares of Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held February 25, 1998 (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended September 30, 1997, are incorporated by reference into Part III hereof.

                      Exhibit Index is located on Page 17

TABLE OF CONTENTS
PART I............................................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS...............................................................................1

   ITEM 2.  DESCRIPTION OF PROPERTIES.............................................................................4

   ITEM 3.  LEGAL PROCEEDINGS.....................................................................................4

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................4

PART II...........................................................................................................5

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................5

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS..........................................................................................6

   ITEM 7.  FINANCIAL STATEMENTS.................................................................................10

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE..........................................................................................10

PART III.........................................................................................................11

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................................................11

   ITEM 10. EXECUTIVE COMPENSATION...............................................................................11

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................11

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................11

   ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................................................12



               SIGNATURES........................................................................................16
               AUDITED FINANCIAL STATEMENTS.....................................................................F-1

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page of this Form 10-KSB.


GENERAL BACKGROUND

         Electronic Designs, Inc. (the "Company") was originally incorporated in California in 1984 under the name of Crystallume. Since its inception in 1984 through October 10, 1995, the Company was primarily engaged in research and development related to diamond coatings using Chemical Vapor Deposition ("CVD") technology.

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

        In May 1997, the Company announced its intention to divest its Crystallume Diamond Products Division. This divestiture was completed in October 1997. As a result of the Acquisition and subsequent divestiture of the Crystallume Diamond Products Division, the Company's current focus is the design, manufacture and sale of semiconductor memory and flat panel display products to specialty niche markets within these commodity markets.



INDUSTRY BACKGROUND

        Semiconductor Memory: Worldwide demand for memory integrated circuits ("ICs") has grown significantly during the 1990's due to the proliferation of personal computers, data communications systems and new telecommunications systems; the introduction of memory intensive software applications; and the increasing use of memory devices in many consumer products. The most widely used memory devices are dynamic random access memories ("DRAMs") and static random access memories ("SRAMs"). DRAMs are commercially available with higher densities than SRAMs, while SRAMs do not require refresh circuitry and are generally capable of higher speeds than DRAMs of the same density. SRAMs are often used to take advantage of the significantly increased performance capabilities of current microprocessors.

        SRAMs are used in a wide variety of electronic products, including personal computers ("PCs"), cellular base stations and telephones, and high speed data communications networks. In military and aerospace systems, SRAMs provide the high performance memory required by fast military processors for pattern recognition, command, control and communications and other applications.

        Memory modules are miniaturized memory subsystems which may consist of multiple memory devices plus support chips in a single component. Standard memory modules include modules that can be purchased from many module suppliers, are designed to be incorporated into a wide variety of equipment, primarily use DRAM and are typically found in desktop PCs. Standard memory modules for the PC market include DRAM single in-line memory modules ("SIMM") used for main memory and SRAM cache modules. Specialty memory modules typically emulate the next generation of IC or provide a configuration of memory used with various microprocessors other than in PC applications. Custom memory modules are designed and manufactured to a customer's unique specification, application and space requirements.

        Memory chips as a whole have accounted for about one-third of the semiconductor market with DRAMs accounting for over 20% of the total market and SRAMs accounting for less than 5%. In 1994, worldwide sales of semiconductor devices were $101.9 billion, nearly double sales of 1990. In 1995, sales increased nearly 42% to $144.4 billion. In 1996, the semiconductor market suffered a 10% decline in revenues, with the primary reason for this decline being a steep drop in memory revenues. Historically, memory prices have dropped 20% annually, except during 1994 and 1995. Returning to the long-term trend, DRAM prices dropped dramatically in 1996. In 1995, the market for SRAMs and DRAMs was estimated to be approximately $47 billion while market estimates for calendar 1997 estimate this market size to be approximately $25 billion. Most industry analysts believe that the oversupply is currently working its way out of the system and the market will return to modest growth rates in the next year and resume double-digit growth in 1998. No assurances can be given that volatility, with periods of flat or declining demand, will not continue. Any such market developments could have a material adverse effect on the Company's semiconductor packaging business.

        Flat Panel Displays: The information display industry, which is over $40 billion in size, is undergoing significant changes. Trends are converging to drive a growing demand for high performance, flat, lightweight, and power efficient displays that are capable of delivering high volumes of information. Although cathode ray tube displays ("CRTs") currently dominate the information display market, they are large, heavy, fragile and require substantial amounts of power to operate. There are several flat panel display technologies currently in development or commercially available, including liquid crystal, gas plasma, electro-luminescent and field emission displays ("FEDs"). Liquid crystal displays ("LCDs"), at approximately $10 billion in annual revenues, represent the largest segment of the flat panel display market which is dominated by a small number of large suppliers primarily located in Japan. Active Matrix LCDs ("AMLCDs"), which represent over half of the LCD market have a higher image quality, better response time and a wider effective temperature range. As a result of developments in the PC industry, the price-performance and form factor of PC components now make it possible to integrate computers and displays to make fast, compact systems for numerous specialized applications.


PRODUCTS AND PRODUCT DEVELOPMENT

        The Company currently manufactures and sells approximately 170 memory products and 15 AMLCD products for a wide range of commercial, industrial and military applications. In fiscal 1997, memory products accounted for approximately 84% of Company sales. In fiscal 1997 and 1996, the Company incurred expenses of $2,135,000 and $1,846,000, respectively, for research and development.

        Memory products: The Company's memory products incorporate SRAM, DRAM and flash memory components using existing packaging technologies such as components surface mounted on boards, multiple bare die on laminate ("MCM-L") or ceramic ("MCM-C"), boards packaged using standards established by the personal computer memory card international association ("PCMCIA" or "PC Cards") or a single die in a ceramic package (military monolithics). Commercial module products range in density from 2 Megabit ("M") to one gigabit, widths from 8 to 64 inputs-outputs ("IOs"), speeds as fast as 8 nanoseconds ("ns") and in various package options. Memory products also include military monolithic and MCM-C products screened for operating under extreme conditions which range in density from 256K to 16M, widths from 1 to 32 IOs, speeds as fast as 15 ns and in various package options.

        Product development has consisted of activities related to the design, prototyping and release to production of new products. In addition to the development of new products based on synchronous SRAM, DRAM and next generation flash, recent development efforts have focused on development of lower current products based on 3.3 volt memory circuits, flash and SRAM PC Cards and products using advanced chip-scale-packaging ("CSP") with surface mount ball-grid-array ("BGA") footprints.

        Display Products: The Company's current offering of AMLCDs includes 5.0", 5.5", 6.4" and 10.4" diagonal panels in display head, monitor and computer systems formats. These displays offer significant advantages over other commercially available displays. Significant features include sunlight readability and ruggedized construction for operating temperatures from -35 to +85 degrees Celsius.

        Display product development is aimed at offering a broad range of products based on different sized AMLCD panels, the development of a PC technology based computer system incorporating the Company's displays, as well as the development of advanced display driver electronics.

        As with any new products, there is no assurance that the products developed (or to be developed) by the Company will be commercially acceptable or profitable.

PRODUCTION AND MANUFACTURING

        The process of manufacturing the Company's memory products consists of packaging, in the case of die and wafer products, to be assembled using ceramic or laminate packages; surface mount assembly and lead attach, in the case of module products; extensive back end testing, which may include burn-in; encapsulation into PC Card form factor; and marking. All processes are performed in the Company's facilities with the exception of packaging and some testing which is subcontracted to manufacturers in Manila, Philippines and California. In addition, the Company uses subcontractors from time to time to perform surface mount assembly of products in order to provide additional capacity and flexibility. Quality and reliability are emphasized in the design and manufacture of the Company's products and the Company is ISO 9001 certified.

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

CUSTOMERS

        The Company sells memory and display products to over 500 companies throughout the world. Customers for the Company's commercial and industrial products include Alcatel, Ascend Communications, Inc., Bay Networks, Inc., Cabletron System, Inc., Ericsson, Motorola, Inc., Octel Communications Corp., Samsung Electronics Co., Ltd., and 3Com Corp. The Company's military customers include Allied Signal Corp., Harris Corporation, Hughes Aircraft Company, Lockheed Corp., Raytheon Company and Rockwell International. In fiscal years 1997 and 1996, no single customer accounted for more than 10% of the Company's revenues.

        Sales of the Company's products are generally made pursuant to standard purchase orders, which are subject to rescheduling of delivery dates and cancellation without significant penalties. The Company has also entered into various corporate contracts, primarily with military customers, and these contracts do not generally require minimum purchase quantities of the Company's products. For these reasons, the Company believes that its product backlog, while useful for scheduling production, does not necessarily provide a reliable indicator of future revenues.

SUPPLIERS

        The most significant raw materials that the Company purchases in its semiconductor and display products operations are memory devices in wafer, die and component forms and AMLCD panels. To address these needs, the Company has developed and maintains relationships with the leading semiconductor fabricators, primarily in the Far East, including Mitsubishi Electronics America, Inc., Samsung Semiconductor, Inc. and subsidiaries of Sharp Corporation.

        In a time of strong demand for memory and other IC products, sources of supply for wafers, die and other components may be constrained and subject to shortages, and a semiconductor packager's ability to compete is heavily dependent on its ability to maintain access to steady sources of supply. While the Company has no specific long-term contractual arrangements with its vendors, the Company believes that it has good relationships with these vendors and that it is an important part of their marketing and distribution programs, and as such is an important customer to each. No assurances, however, can be given that the Company's existing access to these sources of supply may not be impaired in particular cases. Any reduction in the Company's ability to acquire memory devices from its existing sources of supply would have a material adverse effect on the Company.

COMPETITION

         The Company's principal competitors in the commercial module market are Integrated Device Technology, Inc. ("IDT"), Cypress Semiconductor, Inc. ("Cypress") and Smart Modular Technologies, Inc. ("Smart"). These companies are publicly held, larger than the Company and have substantially greater financial, technical, marketing, distribution and other resources. Smart manufactures a broad range of memory modules in high volume while IDT and Cypress manufacture memory products in monolithic form and supply products which incorporate these devices. In addition, the Company competes with a number of smaller companies and larger semiconductor companies who are now in the market or may in the future enter the market. The Company competes in this market on the basis of many factors, including access to advanced semiconductor products at competitive prices, successful and timely product introduction, design capability, lead times, quality, product specification, pricing and customer service. The Company's principal competitor in the military memory market is White Technology, a division of Bowmar, Inc. a company similar in size to itself. The Company competes in this market on the basis of many factors, including its quality system which allows it to comply with U.S. and foreign military standards, longer term access to advanced semiconductor products in die and wafer form, successful and timely product introduction, inclusion of its products on standard military drawings, design capability, lead times, product specification, pricing and customer service.

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

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company does not rely on patents, and has no patents on memory or display products. The Company has licensed technology for a patent on foldable electronic assembly modules whereby, in addition to an initial license fee, the Company is required to pay a 3% royalty on the sale of any products relying on the patent. In fiscal 1997, royalties paid under this agreement were less than $50,000.

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

         In connection with the sale of the Company's Crystallume Diamond Products Division, in addition to cash and notes, consideration received also included an agreement under which the Company may receive a percentage of product and license revenues over the next five to seven years derived by the acquiring company from intellectual property rights transferred in the transaction.

EMPLOYEES

         As of October 31, 1997, the Company employed approximately 121 persons, all on a full time basis, including 85 in memory products, 26 in display products and 10 in administration and finance. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company believes that its success will depend in large part on its ability to retain and attract qualified management, technical and marketing personnel.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's headquarters is located at One Research Drive, Westborough, Massachusetts. The Company leases this 33,000 square foot facility under a lease which has recently been extended until 2003. The Company's U.S. sales offices are leased generally for a six month term in executive suite type office buildings. The Company's sales office in London is leased under a long-term lease expiring in 2004.

ITEM 3. LEGAL PROCEEDINGS

         None.

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

FISCAL 1996                                                                           HIGH               LOW
-----------                                                                           ----               ---
First Quarter1.........................................................              $4.125             $3.375
Second Quarter1........................................................               5.750              2.563
Third Quarter..........................................................               6.875              3.500
Fourth Quarter.........................................................               6.000              3.500
FISCAL 1997
First Quarter..........................................................              $5.750             $3.000
Second Quarter.........................................................               4.500              2.875
Third Quarter..........................................................               4.063              2.625
Fourth Quarter.........................................................               5.563              2.938

--------
1 Reflects the high and low closing sales prices and high and low bid quotations of the Nasdaq Small-Cap Market and Bulletin Board, respectively, on a combined basis.

        On November 14, 1997, the Company's Common Stock was held by 179 holders of record. The Company believes that there are approximately 2,850 beneficial shareholders.


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

                                                                                      HIGH               LOW
                                                                                      ----               ---
FISCAL 1996
First Quarter1.........................................................               $1.000            $0.750
Second Quarter1........................................................                1.563             0.813
Third Quarter..........................................................                1.625             0.875
Fourth Quarter.........................................................                1.625             0.625
FISCAL 1997
First Quarter..........................................................               $1.125            $0.344
Second Quarter.........................................................                0.688             0.250
Third Quarter..........................................................                0.813             0.438
Fourth Quarter.........................................................                1.031             0.344

----------
1 Reflects the high and low closing sales prices and high and low bid quotations of the Nasdaq Small-Cap Market and Bulletin Board, respectively, on a combined basis.

        On November 14, 1997, the Company's Redeemable Warrants were held by 20 holders of record.


         DIVIDEND POLICY

         The Company has never paid a dividend and does not anticipate that it will declare or pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 9 of this Form 10-KSB.

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

        In May 1997, the Company announced its intention to divest its Crystallume Diamond Products Division ("Crystallume"). This divestiture was completed in October 1997. As a result of the Acquisition and subsequent divestiture of Crystallume, the Company's current focus is the design, manufacture and sale of semiconductor memory and flat panel display products to specialty niche markets within these commodity markets.

         This Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements beginning on page F-1.


RESULTS OF OPERATIONS

Revenues

         Revenues decreased to $42,104,000 in fiscal 1997 from $57,478,000 in fiscal 1996. This decrease was due to decreases in memory product revenues in fiscal 1997 compared to fiscal 1996. Memory product revenues decreased 34% from 1996 to 1997 as a result of a decline in average selling prices, which was approximately 50% for commercial products. Average selling prices decreased as a result of market conditions which led to increased availability of memory devices and sharp declines in market prices of semiconductor memory components. Partially offsetting the decreases in memory product sales were increases in display product sales.

         In 1996 and 1997, the semiconductor industry experienced significant over capacity, reduced demand and price erosion in semiconductor memories. The effects of these developments on the Company's results to date have been declines in the average selling prices and the value of orders received for its commercial memory module products and reductions in cost and increased availability of most memory devices which the Company purchases for incorporation in its products. The increased availability of memory devices has caused an increase in competition and shorter lead times for its customers.

         The Company believes that, in the near term, it may be unable to increase its volumes for its existing memory products and to introduce new products at a rate sufficient to offset declines in selling prices and, therefore, to maintain its current revenue levels in these products. While the Company continues to see increased demand for its flat panel display products, revenues from this effort may not be sufficient to offset declining revenues of memory products.

         As a result of the increased availability of commercial memory products there can be no assurance that new competitors will not enter the Company's markets or that existing competitors, particularly those who manufacture their own semiconductor devices, will not reduce selling prices of products to a level at which the Company cannot compete.

         The Company derives a substantial portion of its revenues and earnings from sales to defense contractors and subcontractors of memory products manufactured as compliant to military specifications. Trends in the defense industry include reductions in spending from year to year and the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured as compliant to specified military standards. To date, these changes have had a negative effect on the Company's results due to lower average selling prices of these products. There can be no assurance that the slow rate of adoption of the COTS program will not accelerate in the future having a further adverse effect on the Company's results.

Gross profit

         Gross profit for fiscal 1997 was $15,494,000 compared to $16,834,000 in fiscal 1996 primarily due to the 27% reduction in sales from 1996 to 1997. Due to the pass-through nature of its business, the Company was able to offset declines in selling prices with decreases in costs of raw materials. Gross profit increased to 36.8% of revenues ("gross margin"), in fiscal 1997, from 29.3% gross margin, in the prior year. Fiscal 1996 gross margin was lower due to inventory writeoffs taken as a result of declining memory prices and a nonrecurring charge of $1,100,000 related to the revaluation, to their estimated fair value, of inventories acquired as part of the Acquisition. In addition, as a result of the rapidly declining cost of memory devices, the Company was able to increase its gross margins on memory products in the first nine months of 1997. Due to competitive forces, the Company's gross margins have declined to 31.1% in the fourth quarter of fiscal 1997 and the Company believes that current gross margins are more indicative of what can be expected in the future.

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

Operating expenses

         Research and development expenses in fiscal 1997 increased 16% to $2,135,000 from $1,846,000 in fiscal 1996. The increase reflects research and development expenses related to new memory products such as flash memory modules and PC Card development as well as increased expenditures related to the Company's AMLCD products.

         Selling, general and administrative expenses decreased by $1,074,000, or 13%, to $7,487,000 in fiscal 1997, from $8,561,000 in the prior year due to lower commissions to outside sales representatives of approximately $750,000 as a result of the decline in revenues, decreased legal and accounting fees and decreased incentive compensation.

Other income (expense)

         Interest income increased $159,000 in fiscal 1997 to $212,000 from $53,000 in fiscal 1996 as a result of higher average cash balances available in fiscal 1997. Interest expense decreased $439,000 in fiscal 1997 to $321,000 from $760,000 in fiscal 1996 primarily due to a decrease in the average outstanding debt balance.

Provision for income taxes

         The provision for income taxes for fiscal 1997 was $149,000 or 3% of income before income taxes and discontinued operations as compared to $702,000 or 13% in fiscal 1996. The decrease in the provision for income taxes can be attributed to an income tax benefit of $1.2 million related to the reversal of a portion of the valuation reserve related to its deferred income tax assets (relating primarily to net operating loss and tax credit carryforwards), offset by an increase in current income taxes as a result of lower utilization of net operating loss carry forwards due to certain annual limitations. The Company expects that, in the future its net income will reflect a full tax rate of approximately 40%, subject to any further adjustments to the valuation allowance with respect to its deferred income tax assets.

Loss from discontinued operations

        As a result of the Company's decision to divest Crystallume in May 1997, the results of Crystallume have been retroactively separated from the Company's ongoing operations in the consolidated statement of operations. The Company also recorded a provision for loss on disposal of $973,000 which included provision for operating losses during the phase out period (May 13, 1997 to the estimated date of disposal). The Company completed the divestiture in October 1997 in the form of a sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, cash and cash equivalents were $4,212,000 as compared to $3,290,000 at September 30, 1996.

         In fiscal 1997, the Company generated $2,563,000 of cash from operating activities as compared to $5,605,000 in fiscal 1996. In fiscal 1997, cash was generated from net income before deferred income taxes, depreciation and amortization and non-cash provision for loss on discontinued operations, offset by increases in working capital of approximately $2.4 million, particularly as a result of increases in inventories and accounts receivable. In fiscal 1996, cash was generated from net income before depreciation and amortization and decreases in working capital of approximately $1.1 million, particularly as a result of a decrease in inventories offset by an increase in accrued expenses.

         In fiscal 1997, the Company used $1,030,000 of cash for investing activities as a result of capital equipment expenditures. The Company used $8,456,000 for investing activities in fiscal 1996 primarily reflecting $8,088,000 of net cash paid for the Acquisition. In addition, $368,000 of cash was used for capital equipment expenditures in fiscal 1996. The Company also acquired test equipment in fiscal 1996 under a financing lease of $375,000 payable over four years.

         The Company anticipates that it will continue to incur capital expenditures to increase its test and manufacturing capacity and has an equipment line of credit from its bank to finance a portion of these capital expenditures which it can continue to draw on through December 31, 1997. With regard to the utilization of the

Company's facilities, it is currently operating three shifts per day in its memory test operations, two shifts per day in its flat panel assembly operations and one shift per day in its memory module and flat panel assembly operations. The Company believes that its facilities are generally adequate and suitable for its operations in the next 12 months.

         In fiscal 1997, the Company used $611,000 in cash for financing activities primarily as a result of scheduled repayments of long-term borrowings under its credit facility discussed below. On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. Through September 30, 1997, the Company had repurchased 56,650 shares for total consideration of $194,000 and reissued 21,656 shares under employee stock option and purchase plans. In fiscal 1996, the Company generated $4,096,000 in cash from financing activities. Long-term borrowings under its credit facility generated $5,500,000, net proceeds from the sale of common stock generated $2,275,000 and repayments of long-term debt and notes payable to officers used $3,679,000.

         In connection with the Acquisition in October 1995, the Company entered into, and has since amended and restated, a Loan and Security Agreement (the "Agreement") with a bank. Under the terms of the Agreement, the Company is allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan to be available for draw down through December 31, 1997. At September 30, 1997, $2,698,000 was outstanding under the term loan and $262,000 was outstanding under the equipment loan. Letters of credit in the aggregate amount of $350,000 were outstanding at September 30, 1997. No loans were outstanding under the Revolver at September 30, 1997.

         The Company is in compliance with all material covenants under the Agreement as of September 30, 1997. Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, as amended, availability under the Revolver at September 30, 1997 was limited to $3,238,000.

         The Company anticipates that the combination of its current cash balance, accounts receivable balance, equipment loan facility and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the cyclicality of product supply and demand and pricing in the Company's targeted markets, particularly for its memory products; the Company's ability to develop new products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of commercial-off-the-shelf ("COTS") products rather than those manufactured as compliant to specified military standards; regulatory, political, economic and currency risks associated with international sales which accounted for approximately 30% of total revenues in fiscal 1997; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; and trends in outsourcing.

SEASONALITY AND INFLATION

         The Company's business is not seasonal in nature. Management believes that the Company's operations have not been materially affected by inflation.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This Statement establishes and simplifies standards of computing and presenting earnings per share and replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. Had SFAS 128 been effective for fiscal 1997, basic income from continuing operations per share and diluted income from continuing operations per share would have been $0.74 and $0.68, respectively, as compared to reported income from continuing operations per share of $0.59 (primary and fully diluted earnings per share are the same).


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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" and "Information Regarding Nominees and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998, and is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company required by this item is set forth under "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

        The Information pertaining to executive compensation is set forth under "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998, and is incorporated herein by reference.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information pertaining to security ownership of management and certain beneficial owners of Company Common Stock is set forth under "Security Ownership by Management" and "Principal Shareholders" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998, and is incorporated herein by reference.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998, and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


        (A)(1)        FINANCIAL STATEMENTS

The following financial statements of the Registrant are filed as part of this report:

                                                                                                                Page
                                                                                                                ----
       Report of Independent Accountants........................................................................F-1

       Consolidated Balance Sheet as of September 30, 1997 and 1996.............................................F-2

       Consolidated Statement of Income for the years ended September 30,  1997 and 1996........................F-3

       Consolidated Statement of Shareholders' Equity for the years ended September 30, 1997 and 1996...........F-4

       Consolidated Statement of Cash Flows for the years ended September 30, 1997 and 1996.....................F-5

       Notes to Consolidated Financial Statements...............................................................F-6


        (A)(2)             EXHIBITS

The following is a complete list of exhibits filed or incorporated by reference as part of this report:

Exhibit
Number                                  Exhibit Title
------                                  -------------
2.1(E)                    Agreement and Plan of Reorganization, dated as of
                          August 11, 1995, among Registrant, EDI, and CR-ED
                          Acquisition Corp., including all amendments thereto.

2.2(F) Agreement of Merger, dated as of October 10, 1995, by and among Registrant, EDI, and CR-ED Acquisition Corp.

2.3(I) Agreement of Merger dated March 6, 1996, by and between Crystallume, a California corporation, and Electronic Designs, Inc., a Delaware corporation and wholly owned subsidiary of Crystallume.

2.4(H) Articles of merger of parent and subsidiary corporations, dated as of July 27, 1996 by and between Electronic Designs, Inc., a Delaware corporation and
                          Electronic Designs, Inc., a Massachusetts corporation.

2.5(L) Asset Purchase Agreement, dated as of October 1,1997, by and between the Registrant and Advanced Refractory
                          Technologies, Inc. ("ART").

3.1(G)                    Registrant's Bylaws, as amended to date.

3.2(G) Registrant's Certificate of Incorporation currently in effect.

4.1(I)                    Specimen of Common Stock Certificate.

4.2(B)                    Form of Redeemable Warrant.

4.3(B)                    Form of Redeemable Warrant Agreement.

4.4(D)                    Form of Warrant to purchase shares of Common Stock.

4.5(D)                    Third Amended and Restated Registration Rights
                          Agreement, dated as of April 30, 1995.

4.6(D)                    Revised and Restated Amendment to Third Amended and
                          Restated Registration Rights Agreement, dated as of
                          September 25, 1995.

4.7(D) Agreement respecting New York Life Insurance Company's registration rights, dated as of October 10, 1995.

4.8(D)                    Agreement respecting Technology Funding Partners III,
                          L.P.'s registration rights, dated as of October 10, 1995.

4.9(F) Agreement respecting Silicon Valley Bank's registration rights, dated as of October 10, 1995.

4.10 Agreement respecting Cameron Associates' registration rights, dated as of December 1, 1996.

*10.1(K)                  1987 Stock Option Plan adopted by Registrant on
                          February 9, 1987, as amended.

*10.2(K)                  Employee Stock Purchase Plan adopted by Registrant on
                          March 6, 1996, as amended.

*10.3(F)                  Electronic Designs, Inc. Amended and Restated 1986
                          Stock Option Plan.1

10.4(F)                   Lease Agreement between Flanders Westborough Delaware,
                          Inc. and EDI, dated . December 18, 1992

10.5(F)                   Lease Agreement between David Wallis Shaw and Stefanie
                          Gail Brown Shaw and E.D. Electronics Limited, dated
                          June 24, 1985.

10.6(A)                   Warrant to purchase Series D Preferred Stock of
                          Registrant, dated September 30, 1988, issued in favor of Phoenix Growth Capital Corp.

10.7(B) Form of Warrants, dated March 3, 1994, issued in favor of Private Capital Group Ltd. and in favor of Richard
                          Moyer to purchase an aggregate of 100,000 shares of Common Stock

10.8(K) Letter extending the expiration date of Warrants, dated March 3, 1994, issued in favor of Richard Moyer to purchase an aggregate of 50,000 shares of Common
                          Stock from March 2, 1997 to March 2, 1999.

10.9(C)                   Warrant to purchase Common Stock of Registrant, dated
                          August 12, 1994, issued in favor of MMC/GATX
                          Partnership No. 1.

10.10(F)                  Dickinson Holding Corp.'s Agreement to purchase Common
                          Stock, including all amendments thereto.

10.11(J) Amended and Restated Loan and Security Agreement, dated October 23, 1996, by and between Registrant and Silicon Valley Bank.

10.12(K)                  Collateral Assignment, Patent Mortgage and Security
                          Agreement, dated October 23, 1996, by and between Registrant and Silicon Valley Bank.

*10.13(D)                 Employment Agreement, dated as of August 18, 1995, by
                          and between Registrant and Paul J. McIntire.

*10.14(D)                 Employment Agreement, dated as of October 10, 1995, by
                          and between Registrant and Donald F. McGuinness.

*10.15(D)                 Severance Agreement, dated as of December 21, 1994, by
                          and between EDI and Donald F. McGuinness, including
                          all amendments thereto.

*10.16(E)                 Severance Agreement, dated as of December 21, 1994, by
                          and between EDI and Frank D. Edwards.

*10.17(D)                 Severance Agreement, dated as of October 10, 1995, by
                          and between Registrant and Thomas A. Schultz.

10.18(F) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated February 24,
                          1986, by and between Registrant and Thomas A. Schultz.

*10.19(D)                 Severance Agreement, dated as of October 11, 1995, by
                          and between Registrant and John A. Herb.

10.20(F) Agreement of Non-disclosure, to Maintain Confidence and to Transfer Future Inventions, dated July 5, 1988, by and between Registrant and John A. Herb.

10.21                     Warrant to purchase Common Stock of Registrant, dated
                          December 1, 1996, issued in favor of Cameron
                          Associates.

*10.22                    Letter agreement with John A. Herb, dated October 21,
                          1997, on terms for full vesting and extension of the expiration date of employee stock options.

10.23(L) Royalty Agreement, dated October 27, 1997, by and between the Registrant and ART.

10.24(L)                  Confidentiality/ Noncompetition Agreement, dated
                          October 27, 1997, by and between the Registrant and ART.

10.25(L) Security Agreement, dated October 27,1997, by and between the Registrant and ART.

10.26 Amendment to Lease dated as of December 5, 1997, by and between Flanders Westborough Delaware, Inc. and
                          Registrant.

*10.27                    Registrant's Executive Incentive Plan.

11.1                      Statement re: Computation of Per Share Earnings.

16.1(E)                   Letter from Arthur Andersen LLP regarding Change in
                          Certifying Accountant.

21.1                      Subsidiaries of the Registrant.

23.1                      Consent of Price Waterhouse LLP.

24.1                      Power of Attorney (See page )

27.1                      Financial Data Schedule.


(A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-62448LA (withdrawn).

(B) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-76186LA (effective March 22, 1994).

(C) Incorporated by reference to Registrant's Registration Statement on Form SB-2. File No. 33-84412LA (effective November 1, 1994).

(D) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 25, 1995).

(E) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 2, 1995).

(F) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 18, 1995).

(G) Incorporated by reference to Registrant's Registration Statement on Form S-3 File No. 333-3328 (effective May 16, 1996).

(H) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1996 (filed on August 12, 1996).

(I) Incorporated by reference to Registrant's Current Report on Form 8-K/A (filed on August 23, 1996).

(J) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 30, 1996).

(K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 2, 1996).

(L) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 12, 1997).

---------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB.

1       Formerly known as EDI PurchaseCo, Inc.

        (B)       REPORTS ON FORMS 8-K

During the quarter ended September 30, 1997, no reports on Form 8-K were filed.

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ELECTRONIC DESIGNS, INC.

Date: December 12, 1997                         By:  /s/ Donald F. McGuinness
                                                     ------------------------
                                                     Donald F. McGuinness
                                                     President and
                                                     Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Donald F. McGuinness and Frank D. Edwards and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intent and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

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

     Signature                                        Title                                      Date
     ---------                                        -----                                      ----
/s/ Donald F. McGuinness               Chairman of the Board                                 December  12, 1997
-----------------------------          and Chief Executive Officer
Donald F. McGuinness                   (Principal Executive Officer)


/s/ Frank D. Edwards                   Senior Vice President of                              December 12 , 1997
-----------------------------
Frank D. Edwards                       Finance, Chief Financial
                                       Officer, Treasurer, Secretary,
                                       and Director (Principal
                                       Financial and Accounting Officer)


/s/ Thomas A. Schultz                  Director                                              December 12, 1997
-----------------------------
Thomas A. Schultz


/s/ Thomas J. Toy                      Director                                              December 12, 1997
-----------------------------
Thomas J. Toy


/s/ Norman T. Hall                     Director                                              December 12, 1997
-----------------------------
Norman T. Hall

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Electronic Designs, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 13(a)(1) on page 12 present fairly, in all material respects, the financial position of Electronic Designs, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boston, Massachusetts
October 30, 1997, except as to the last
paragraph of Note 15, which is as of
December 5, 1997

ELECTRONIC DESIGNS, INC.
CONSOLIDATED BALANCE SHEET


                                                                                      SEPTEMBER 30,
                                                                                 1997                1996
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  4,212,000         $  3,290,000
   Accounts receivable, net of allowance for uncollectible accounts and sales returns of $242,000 and $370,000 at September 30, 1997
     and 1996, respectively                                                     7,393,000            6,356,000
   Inventories                                                                  6,903,000            5,483,000
   Assets of discontinued operations                                            1,522,000                   --
   Deferred income taxes                                                        1,400,000                   --
   Prepaid expenses                                                               185,000              143,000
                                                                             ------------         ------------

                Total current assets                                           21,615,000           15,272,000

Property and equipment, net                                                     2,117,000            3,843,000
Other assets                                                                       10,000               87,000
Intangible assets, net                                                          1,395,000            1,861,000
                                                                             ------------         ------------

                                                                             $ 25,137,000         $ 21,063,000
                                                                             ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                         $  1,059,000         $    828,000
   Accounts payable                                                             5,723,000            5,329,000
   Accrued expenses and other liabilities                                       2,334,000            2,690,000
   Provision for loss on disposal of discontinued operations                      776,000                   --
                                                                             ------------         ------------

                Total current liabilities                                       9,892,000            8,847,000

Deferred income taxes                                                             200,000                   --
Deferred rent                                                                          --              130,000
Long-term debt, net of current portion                                          2,208,000            2,939,000
                                                                             ------------         ------------

                Total liabilities                                              12,300,000           11,916,000
                                                                             ------------         ------------

Commitments (Note 15)

Shareholders' equity:
   Convertible preferred stock; $0.01 par value; 8,000,000 shares
     authorized                                                                        --                   --
   Common stock; $0.01 par value; 20,000,000 shares authorized                     72,000               64,000
   Additional paid in capital                                                  26,968,000           26,943,000
   Accumulated deficit                                                        (14,084,000)         (17,860,000)
   Treasury stock, at cost                                                       (119,000)                  --
                                                                             ------------         ------------

                Total shareholders' equity                                     12,837,000            9,147,000
                                                                             ------------         ------------

                                                                             $ 25,137,000         $ 21,063,000
                                                                             ------------         ------------

   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                                1997                 1996
Revenues                                                                    $ 42,104,000         $ 57,478,000
Cost of revenues                                                              26,610,000           40,644,000
                                                                            ------------         ------------
   Gross profit                                                               15,494,000           16,834,000
                                                                            ------------         ------------

Operating expenses:
   Research and development                                                    2,135,000            1,846,000
   Selling, general and administrative                                         7,487,000            8,561,000
   Amortization of intangible assets                                             466,000              469,000
                                                                            ------------         ------------
                                                                              10,088,000           10,876,000
                                                                            ------------         ------------
Income from operations                                                         5,406,000            5,958,000
                                                                            ============         ============

Other income (expense):
   Interest income                                                               212,000               53,000
   Interest expense                                                             (321,000)            (760,000)
                                                                            ------------         ------------
                                                                                (109,000)            (707,000)
                                                                            ============         ============

Income before income taxes and discontinued operations                         5,297,000            5,251,000
Provision for income taxes                                                       149,000              702,000
                                                                            ------------         ------------

Income from continuing operations                                              5,148,000            4,549,000
                                                                            ------------         ------------

Discontinued operations:
   Loss from discontinued operations of Crystallume Diamond Products
     Division through May 13, 1997, net of applicable income taxes               399,000            1,741,000
   Provision for loss on disposal of Crystallume Diamond Products
     Division including provision for operating losses during the
     phase-out period, net of applicable income taxes                            973,000                   --
                                                                            ------------         ------------

Loss from discontinued operations                                              1,372,000            1,741,000
                                                                            ------------         ------------

Net income                                                                  $  3,776,000         $  2,808,000
                                                                            ============         ============

Income from continuing operations per share                                 $       0.59         $       0.56
                                                                            ============         ============

Net income per share                                                        $       0.45         $       0.38
                                                                            ============         ============

Weighted average common shares and equivalents                                 9,781,000            9,795,000
                                                                            ============         ============

   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                      ADDITIONAL
                                                           CONVERTIBLE PREFERRED STOCK          COMMON STOCK            PAID IN
                                                              SHARES        AMOUNT          SHARES       AMOUNT         CAPITAL
                                                              ------        ------          ------       ------         -------
Balance September 30, 1995                                     3,985       $      --       3,595,464     $36,000     $ 22,096,000
   Common stock issued under employee stock
     option and stock purchase plans at $0.22 to
     $4.09 per share                                              --              --          93,744       1,000           78,000
   Issuance of options to purchase 315,000 shares
     of common stock at $0.22 per share in
     connection with acquisition of EDI-MA                        --              --              --          --          598,000
   Sale of common stock, at $2.25 to $2.50 per
     share, net of expenses of $145,000                           --              --         951,111      10,000        2,170,000
   Issuance of common stock to underwriters for
     placement of Units                                           --              --          40,000          --               --
   Common stock issued in payment of consulting
     services at $2.00 per share                                  --              --          10,053          --           20,000
   Conversion of notes and interest payable to
     shareholders into common stock at $2.50 per
     share                                                        --              --         781,724       8,000        1,946,000
   Issuance of warrants to purchase common stock                  --              --              --          --           28,000
   Exercise of warrants to purchase common stock
     at $3.25 per share                                           --              --           5,000          --           16,000
   Conversion of preferred stock into common stock            (2,162)             --         864,800       9,000           (9,000)
   Net income                                                     --              --              --          --               --

                                                             -------       ---------      ----------     -------     ------------
Balance September 30, 1996                                     1,823              --       6,341,896      64,000       26,943,000
   Purchase of common stock for treasury, at cost
   Common stock issued under employee stock
     option and stock purchase plans at $0.22 to
     $3.75 per share                                              --              --          77,199       1,000            7,000
   Stock purchase warrant issued in partial payment of
     services                                                     --              --              --          --           25,000
   Conversion of preferred stock into common stock            (1,823)             --         729,200       7,000           (7,000)
   Net income                                                     --              --              --          --               --

                                                             -------       ---------      ----------     -------     ------------
Balance September 30, 1997                                        --       $      --       7,148,295     $72,000     $ 26,968,000
                                                             -------       ---------      ----------     -------     ------------




                                                                                                               TOTAL
                                                           ACCUMULATED           TREASURY STOCK             SHAREHOLDERS'
                                                             DEFICIT           SHARES       AMOUNT             EQUITY
                                                             -------           ------       ------             ------
Balance September 30, 1995                                 $(20,668,000)          --      $      --         $ 1,464,000
   Common stock issued under employee stock
     option and stock purchase plans at $0.22 to
     $4.09 per share                                                 --           --             --              79,000
   Issuance of options to purchase 315,000 shares
     of common stock at $0.22 per share in
     connection with acquisition of EDI-MA                           --           --             --             598,000
   Sale of common stock, at $2.25 to $2.50 per
     share, net of expenses of $145,000                              --           --             --           2,180,000
   Issuance of common stock to underwriters for
     placement of Units                                              --           --             --                  --
   Common stock issued in payment of consulting
     services at $2.00 per share                                     --           --             --              20,000
   Conversion of notes and interest payable to
     shareholders into common stock at $2.50 per
     share                                                           --           --             --           1,954,000
   Issuance of warrants to purchase common stock                     --           --             --              28,000
   Exercise of warrants to purchase common stock
     at $3.25 per share                                              --           --             --              16,000
   Conversion of preferred stock into common stock                   --           --             --                  --
   Net income                                                 2,808,000           --             --           2,808,000

                                                           ------------       ------      ---------         -----------
Balance September 30, 1996                                  (17,860,000)          --             --           9,147,000
   Purchase of common stock for treasury, at cost                            (56,650)      (194,000)           (194,000)
   Common stock issued under employee stock
     option and stock purchase plans at $0.22 to
     $3.75 per share                                                 --       21,656         75,000              83,000
   Stock purchase warrant issued in partial payment of
     services                                                        --           --             --              25,000
   Conversion of preferred stock into common stock                   --           --             --                  --
   Net income                                                 3,776,000           --             --           3,776,000

                                                           ------------       ------      ---------         -----------
Balance September 30, 1997                                 $(14,084,000)      (34,994)    $(119,000)        $12,837,000
                                                           ------------       ------      ---------         -----------

   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                   1997               1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net income                                                                  $ 3,776,000         $ 2,808,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                             1,625,000           1,639,000
       Deferred income taxes                                                    (1,200,000)                 --
       Provision for loss from discontinued operations                             780,000                  --
       Common stock and warrant issued in payment of interest and
         other expenses                                                             25,000              28,000
       Changes in assets and liabilities, net of acquired amounts:
         Increase in accounts receivable                                        (1,037,000)           (281,000)
         (Increase) decrease in inventories                                     (1,445,000)          2,932,000
         (Increase) decrease in prepaid expenses                                   (42,000)             22,000
         Decrease in other assets                                                   43,000               8,000
         Increase in accounts payable                                              394,000             320,000
         Decrease in accrued expenses                                             (356,000)         (1,897,000)
         Increase in deferred rent                                                      --              26,000
                                                                               -----------         -----------

           Net cash flows provided by operating activities                       2,563,000           5,605,000
                                                                               -----------         -----------

Cash flows from investing activities:
   Capital equipment expenditures                                               (1,030,000)           (368,000)
   Cash paid for acquisition of EDI-MA , net of cash
     acquired                                                                           --          (8,088,000)
                                                                               -----------         -----------

           Net cash flows used in investing activities                          (1,030,000)         (8,456,000)
                                                                               -----------         -----------

Cash flows from financing activities:
   Sale of common stock, net                                                        83,000           2,275,000
   Repurchase of common stock                                                     (194,000)                 --
   Proceeds from issuance of long-term debt                                      1,012,000           5,500,000
   Principal repayments on long-term debt                                       (1,512,000)         (3,389,000)
   Repayment of notes payable to officers                                               --            (290,000)
                                                                               -----------         -----------

           Net cash flows (used in) provided by financing activities              (611,000)          4,096,000
                                                                               -----------         -----------

Net increase in cash and cash equivalents                                          922,000           1,245,000

Cash and cash equivalents at beginning of year                                   3,290,000           2,045,000
                                                                               -----------         -----------

Cash and cash equivalents at end of year                                       $ 4,212,000         $ 3,290,000
                                                                               -----------         -----------

   The accompanying notes are an integral part of these financial statements.

ELECTRONIC DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Electronic Designs, Inc. (the "Company") was incorporated under the name Crystallume on September 24, 1984 to develop advanced products incorporating diamond films and coatings. Effective October 10, 1995, the Company acquired all of the outstanding stock of Electronic Designs, Inc., a privately held Massachusetts corporation ("EDI-MA")(see Note 3). In March 1996, the Company reincorporated in Delaware and changed its name to Electronic Designs, Inc. On May 13, 1997, the Company announced the decision to divest its Crystallume Diamond Products Division ("Crystallume") located in Santa Clara, California (see Note 4).

The Company develops and manufactures high density memory components used in commercial and military systems, flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the financial position and results of operations of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts, certificates of deposit and repurchase agreements with a bank. All investments are subject to minimal credit and market risk.

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At September 30, 1996, the Company held investments in repurchase agreements which matured in October 1996 and were classified as held-to-maturity. The fair market value of these investments approximated their amortized cost.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

Product sales to end-user customers are recognized upon the shipment of products. Product sales to distributors are recognized upon shipment from the distributor to the end-user customers. Approximately 30% and 34% of total revenues for the years ended September 30, 1997 and 1996, respectively, represent export sales to unaffiliated customers, primarily in Europe. To minimize its risk with respect to accounts receivable, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

INVENTORIES

Inventories are valued at the lower of cost or market, cost being determined on the basis of the first-in, first-out method. Costs include material, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the economic life or the related lease term.

INTANGIBLE ASSETS

Intangible assets, consisting primarily of the value allocated to EDI-MA's customer relationships and backlog at the date of acquisition, are being amortized over the estimated period benefited of 5 years, using the straight-line method. At September 30, 1997 and 1996, accumulated amortization on intangible assets was $935,000 and $469,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 1997, the Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair values of these instruments approximate their carrying value.

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

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards of computing and presenting earnings per share and replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. Pro forma earnings per share under SFAS 128 would have been as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                              1997              1996
Pro forma basic:
     Income from continuing operations per share           $     0.74        $     0.82
                                                           ==========        ==========
     Net income per share                                  $     0.54        $     0.51
                                                           ==========        ==========
     Weighted average common shares                         6,948,000         5,546,000
                                                           ==========        ==========
Pro forma diluted:
     Income from continuing operations per share           $     0.68        $     0.60
                                                           ==========        ==========
     Net income per share                                  $     0.50        $     0.37
                                                           ==========        ==========
     Weighted average common shares and equivalents         7,579,000         7,603,000
                                                           ==========        ==========

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999 which will require the Company to report and display certain information related to comprehensive income and operating segments.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to adopt the provisions of SFAS 123 during the year ended September 30, 1997 through disclosure only (Note 12).

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Components particularly subject to estimation include the allowance for uncollectible accounts and sales returns, inventory reserves, the deferred tax asset valuation allowance, the provision for loss on disposal of discontinued operations as well as the fair values of equity instruments issued by the Company. Actual results could differ from those estimates.

3.  ACQUISITION OF EDI-MA

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

The acquisition of EDI-MA was recorded in accordance with the purchase method and, accordingly, the purchase price plus the Company's direct acquisition costs of $290,000 was allocated to the assets and liabilities acquired based on their estimated fair values at the date of acquisition. The fair value of assets acquired was $20,622,000, including cash of $2,508,000, and the liabilities assumed totaled $8,122,000. The results of operations and cash flows of EDI-MA have been included in the results of operations and cash flows of the Company from the date of acquisition.

4. DISCONTINUED OPERATIONS

On May 13, 1997, the Company announced the decision to divest Crystallume. As a consequence, the Company recorded a provision for loss on disposal of Crystallume of $973,000, which included a provision for operating losses during the phase out period (May 13, 1997 to the estimated date of disposal). Revenues related to discontinued operations were $744,000 and $1,178,000 for fiscal 1997 and 1996, respectively. The losses from discontinued operations for fiscal 1997 and 1996 were recorded net of current income tax benefits of $649,000 and $126,000, respectively. The results of Crystallume have been retroactively separated from the Company's ongoing operations in the consolidated statement of income and, at September 30, 1997, the assets of Crystallume, consisting primarily of fixed assets, have been separately classified on the balance sheet as a current asset.

On October 27, 1997, the Company sold the assets, effective as of October 1, 1997, of Crystallume pursuant to an Asset Purchase Agreement (the "Agreement") . Under the terms of the Agreement, the assets sold include all intellectual property, manufacturing equipment, inventories and contracts related to Crystallume's diamond films and coating business. The buyer assumed none of the liabilities, except that it assumed the obligation to perform under the acquired contracts with Crystallume's customers, facility lessor and equipment lessors.

The purchase price consisted of: $500,000 in cash at closing; $625,000 payable over three years, plus simple interest at 9.5%; and an agreement for future payments based on product and license revenues earned by the buyer using Crystallume intellectual property over the next five and seven years, respectively.

5.  INVENTORIES

Inventories consisted of the following:

                                    SEPTEMBER 30,
                                1997            1996
Raw materials                $3,756,000       $3,244,000
Work-in-process               1,534,000        1,241,000
Finished goods                1,613,000          998,000
                             ----------       ----------

                             $6,903,000       $5,483,000
                             ----------       ----------

6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                        USEFUL LIFE             SEPTEMBER 30,
                                         IN YEARS          1997               1996
Machinery and equipment                     2-5         $ 2,635,000       $ 6,235,000
Tooling                                      3              571,000           425,000
Furniture and fixtures                      10               44,000           122,000
Leasehold improvements                  lease term          245,000           708,000
                                                        -----------       -----------
                                                          3,495,000         7,490,000
Less - Accumulated depreciation                          (1,378,000)       (3,647,000)
                                                        -----------       -----------

                                                        $ 2,117,000       $ 3,843,000
                                                        -----------       -----------

At September 30, 1997 and 1996, property and equipment held under capital leases amounted to $1,622,000 and $2,285,000, respectively, and related accumulated amortization on this property and equipment amounted to $755,000 and $568,000, respectively. Amortization expense related to property and equipment held under capital leases amounted to $372,000 and $405,000 during the years ended September 30, 1997 and 1996, respectively.

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                   SEPTEMBER 30,
                               1997              1996
Employee-related            $  503,000        $1,050,000
Deferred revenue               875,000           750,000
Income taxes                   480,000           353,000
Other                          476,000           537,000
                            ----------        ----------

                            $2,334,000        $2,690,000
                            ----------        ----------

8.  BORROWINGS

Borrowings consisted of the following:



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

Borrowings under the term loan bear interest, payable monthly, at 1/2% over the prime rate (8.5% at September 30, 1997). At September 30, 1997, the term loan was no longer available for additional borrowings. The Company may repay borrowings under the term loan at any time, however, $73,000 must be repaid on a monthly basis through October 2000.

Borrowings under the Revolver are limited to the lesser of (i) $6,000,000 less outstanding letters of credit or (ii) the "borrowing base" less outstanding letters of credit. The borrowing base is calculated on a formula of eligible accounts receivable and inventory, less amounts outstanding under the term loan. Borrowings under the Revolver bear interest, payable monthly, at 1/2% over the prime rate (8.5% at September 30, 1997). The Company may repay borrowings under the Revolver at any time, however, all outstanding borrowings must be repaid in full on December 31, 1997. At September 30, 1997, letters of credit in the aggregate amount of $350,000 were outstanding. No loans were outstanding under the Revolver at September 30, 1997. Under the terms of the Agreement, as amended, availability under the Revolver at September 30, 1997 was limited to $3,238,000.

Borrowings under the equipment loan bear interest, payable monthly, at 1% over the prime rate (9% at September 30, 1997). The equipment loan is available for draw down through December 31, 1997. The Company may repay borrowings under the equipment loan at any time, however, 1/48th of the amount outstanding on December 31, 1997 must be repaid thereafter on a monthly basis through December 2001.

Borrowings under the Agreement are collateralized by a security interest in substantially all of the assets of the Company. The Agreement also requires the Company to comply with certain affirmative and negative covenants, including the maintenance of specified financial ratios. The Company is in compliance with such covenants as of September 30, 1997.

The Company paid facility fees of $160,000 to the bank in connection with obtaining and subsequently renegotiating the Agreement. In connection with obtaining the Agreement, the Company issued, in October 1995, a warrant to the bank to purchase up to 276,686 shares of common stock at an exercise price of $3.50 per share (see Note 11).

NOTE PAYABLE TO EQUIPMENT VENDOR

In September 1994, the Company purchased a diamond deposition system for a total purchase price of $536,000. The Company made a cash payment to the vendor of $106,000 and financed the remaining $430,000 by issuing a note that was secured by the equipment. The note was repaid in full in August 1997.

9.  INCOME TAXES

For the year ended September 30, 1997, the provision for income taxes related to continuing operations of $149,000 consisted of current Federal income taxes of $1,133,000, current state income taxes of $216,000 and a deferred income tax benefit of $1,200,000. The difference between the amount of income taxes at the applicable Federal statutory rate (34%) and the effective tax rate was primarily attributable to the deferred tax benefit of a $1,200,000 decrease in the valuation allowance against deferred tax assets, as discussed below, and the actual utilization of previously reserved net operating loss carryforwards in fiscal 1997. For the year ended September 30, 1996, the provision for income taxes related to continuing operations of $702,000 consisted of current Federal income taxes of $177,000 and current state income taxes of $525,000. The difference between the amount of income taxes at the applicable Federal statutory rate and the effective tax rate was attributable to a decrease in the valuation allowance for deferred tax assets due to the actual utilization of previously reserved net operating loss carryforwards partially offset by state income taxes.

The components of deferred income taxes were as follows:


                                                              SEPTEMBER 30,
                                                         1997              1996
DEFERRED TAX ASSETS
     Accounts receivable                             $    41,000       $    59,000
     Inventories                                         429,000           706,000
     Assets of discontinued business                     641,000                 -
     Accrued expenses and other liabilities              575,000           844,000
     Tax credit carryforwards                          1,201,000         1,572,000
     Net operating loss carryforwards                  4,020,000         5,107,000
                                                     -----------       -----------
       Total deferred tax assets                       6,907,000         8,288,000
     Deferred tax asset valuation allowance           (4,957,000)       (7,561,000)
                                                     -----------       -----------
                                                       1,950,000           727,000
                                                     -----------       -----------
DEFERRED TAX LIABILITIES
     Property and equipment                             (198,000)                -
     Intangible assets                                  (552,000)         (727,000)
                                                     -----------       -----------
       Total deferred tax liabilities                   (750,000)         (727,000)
                                                     -----------       -----------
Net deferred income taxes                            $ 1,200,000       $         -
                                                     ===========       ===========

At September 30, 1996, the Company provided a valuation allowance against the full amount of its net deferred tax assets, since realization of these future tax benefits was not sufficiently assured at that date. On a quarterly basis, the Company assesses the need to provide valuation allowance against its net deferred tax assets; such allowance is provided when realization of the net deferred tax assets is judged not to be "more likely than not," per SFAS 109. During the fourth quarter of fiscal 1997, the Company estimated that $1,200,000 of its net deferred tax assets are more likely than not to be realized in future periods and, accordingly, a valuation reserve of $4,957,000 was provided for the remaining amount of the net deferred tax assets since their realization was not sufficiently assured. Consequently, a deferred tax benefit of $1,200,000 was reflected in the Company's provision for income taxes for continuing operations for the year ended September 30, 1997. The amount of deferred tax assets that will ultimately be realized will depend upon future events which are uncertain.

At September 30, 1997, for Federal income tax purposes, the Company has approximately $10,100,000 of net operating loss carryforwards that expire at various dates through 2010, which are available to offset future Federal taxable income. The Company also has research and development tax credit carryforwards available to offset future Federal and State income tax liabilities in the approximate amount of $1,201,000 that expire at various dates through 2007.

Ownership changes, as defined in the Internal Revenue Code (the "Code"), have limited the amount of net operating loss and research and development tax credit carryforwards that can be utilized by the Company annually to offset future taxable income. As of September 30, 1997, the annual limitation amount, calculated as defined in the Code, is approximately $700,000. At September 30, 1997, all of the net operating loss carryforwards are subject to this limitation and, as a result, approximately $3,000,000 of these carryforwards will expire unutilized.

10.  CONVERTIBLE PREFERRED STOCK

In September 1995, the Company completed a private placement of 3,829 Units for net proceeds of approximately $3,366,000 and converted $156,000 of accrued interest due under a convertible secured promissory note payable into 156 Units. Each Unit consisted of one share of Series A Preferred Stock, 100 shares of common stock and a warrant to purchase 100 shares of common stock. In October 1996, the Company called for the redemption of all Series A Preferred Stock outstanding as of November 29, 1996. Each share of Series A Preferred Stock was convertible at any time on or before November 29, 1996, at the option of the stockholder, into 400 shares of common stock. All outstanding Series A Preferred Stock was converted into common stock prior to November 29, 1996.

11.  COMMON STOCK

TREASURY STOCK

On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. Through September 30, 1997, the Company had repurchased 56,650 shares for total consideration of $197,000 and reissued 21,674 shares under stock option plans.

COMMON STOCK WARRANTS

During the year ended September 30, 1997, the Company, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share, which vest upon achievement of specified goals. These warrants expire in December 1999. The Company assigned a value of $90,000 to these warrants, which value is being amortized to the income statement over the service period.

In connection with obtaining the bank borrowings described in Note 8, the Company issued warrants in October 1995 to purchase up to 276,686 shares of common stock at an exercise price of $3.50 per share. The warrants expire in October 1998. The Company assigned a value of $28,000 to these warrants.

The following table summarizes warrants to purchase shares of common stock issued prior to October 1, 1995 and outstanding at September 30, 1997:

                                                        EXERCISE
     EXPIRATION DATE         NUMBER OF SHARES            PRICE
     ---------------         ----------------            -----
     March 1998                 1,000,000                $6.00 (1)
     August 1998                   90,000                $2.00
     September 1998               393,500                $3.25
     November 1998                 17,965                $7.90
     March 1999                   100,000                $6.48
     March 1999                   100,000                $6.00 (2)
     March 1999                    50,000                $6.00
     August 2001                   44,142                $2.83

(1) Redeemable at the option of the Company, at $0.10 per share, if the Company's common stock trades at a minimum of $9.00 per share for more than 20 consecutive days.

(2) Redeemable at the option of the Company, at $0.12 per share, if the Company's common stock trades at a minimum of $9.00 per share for more than 20 consecutive days.

RESERVED SHARES

The Company has reserved shares of authorized but unissued common stock as of September 30, 1997 for the following:

Exercise of common stock warrants                          2,117,293
Stock option and stock purchase plans                      2,876,754
                                                           ---------
     Total shares reserved                                 4,994,047
                                                           =========

12.  STOCK OPTION AND STOCK PURCHASE PLANS

STOCK OPTION PLANS

In February 1987, the Company adopted the 1987 Stock Option Plan (the "Plan"). The Plan, as amended, allows for the issuance of up to 2,659,748 shares of the Company's common stock. Options granted under the Plan must be granted at the fair market value of such shares on the date of grant and must have an expiration date no more than ten years from the date of grant. Generally, options vest over a five-year period and expire five years from the date of grant.

As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only and, accordingly, no compensation expense was recorded by the Company for stock-based employee compensation during fiscal 1997 or 1996.

The following table summarizes stock option activity under the Plan:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                     1997                                 1996
                                                        -------------------------------       ---------------------------------
                                                                            WEIGHTED                               WEIGHTED
                                                                             AVERAGE                                AVERAGE
                                                          SHARES         EXERCISE PRICE         SHARES           EXERCISE PRICE

Outstanding balance beginning of year                    1,573,235              $3.39             519,812            $2.80

     Granted                                               333,000              $3.56           1,198,000            $3.42
     Cancelled                                            (111,335)             $3.50             (59,252)           $2.73
     Exercised                                             (53,922)             $1.10             (85,325)           $0.65
                                                         ---------                              ---------
Outstanding balance end of year                          1,740,978              $3.49           1,573,235            $3.39
                                                         =========                              =========

Options available for future grant                         624,000                                846,000
                                                         =========                              =========

Weighted average fair value of option grants                 $2.35                                  $2.29
                                                             =====                                  =====

The following table summarizes information about stock options outstanding at September 30, 1997:


                                      OUTSTANDING                    EXERCISABLE
                            --------------------------------    --------------------
                                        WEIGHTED
                                        AVERAGE     WEIGHTED                WEIGHTED
                                       CONTRACTUAL   AVERAGE    NUMBER OF    AVERAGE
                            NUMBER OF     LIFE      EXERCISE     OPTIONS    EXERCISE
RANGE OF EXERCISE PRICES     OPTIONS     (YEARS)     PRICE     EXERCISABLE   PRICE
------------------------    ---------  -----------  --------   -----------  --------
$2.63 - $3.75               1,694,403      3.3       $3.45      795,715      $3.47
$4.00 - $5.13                  46,575      3.0       $4.43       22,249      $4.43


Had compensation cost for awards of stock options been determined based on the fair value of these options at their date of grant, consistent with the method prescribed by SFAS 123, the Company's net income and net income per share would have been as follows:

                                     YEAR ENDED SEPTEMBER 30,
                                     1997               1996
Net income:
     As reported                  $3,776,000          $2,808,000
                                  ==========          ==========
     Pro forma                    $2,975,000          $2,192,000
                                  ==========          ==========
Net income per share:
     As reported                  $     0.45          $     0.38
                                  ==========          ==========
     Pro forma                    $     0.38          $     0.33
                                  ==========          ==========

Because additional option grants are expected to be made in future years and options vest over several years, the pro forma impact on fiscal years 1997 and 1996 is not necessarily representative of the pro forma impact on reported net income or net income per share for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   1997                 1996
Expected options term (years)                        5                    5
Risk-free interest rate                            6.3%                 5.9%
Dividend yield                                     0.0%                 0.0%
Volatility                                          78%                  78%

In October 1995, in connection with the acquisition of EDI-MA, fully-vested options to purchase 314,826 shares of the Company's common stock at $0.22 per share that were valued at $598,000 were issued to employees in exchange for fully vested options of EDI-MA. Since that date, options for the purchase of 41,936 shares were exercised and at September 30, 1997, 272,890 options remained outstanding which expire in May 2003.

STOCK PURCHASE PLANS

In November 1995, the Board of Directors adopted the 1996 Employee Stock Purchase Plan. This plan provides for the purchase by employees of up to 250,000 shares of common stock at 85% of the fair market value on the first or last day of the offering period (as defined in the plan), whichever is lower. During the years ended September 30, 1997 and 1996, 5,737 shares at $2.55 and 5,679 shares at $4.09, respectively, were issued under the plan.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended September 30, 1997 and 1996, the Company paid $321,000, and $893,000, respectively, for interest.

During the years ended September 30, 1997 and 1996, the Company paid $547,000 and $374,000, respectively, for income taxes.

Noncash investing and financing activities include:

- In December 1996, the Company, as part of a service agreement with an outside firm, issued warrants to purchase 45,000 shares of common stock at an exercise price of $3.875 per share (see Note 11).

- In October 1995, notes payable to shareholders of $1,935,000, plus accrued interest of $19,000, were converted into 781,724 shares of common stock.

- In October 1995, 50,053 shares of common stock were issued to underwriters and consultants for services performed in connection with the issuance of Units (see Note 10) and the acquisition of EDI-MA (see Note 3).

- In October 1995, options to purchase 314,826 shares of common stock at $0.22 per share were issued as partial consideration for the acquisition of EDI-MA (see Notes 3 and 12).

- In October 1995, the Company issued warrants to purchase 276,686 shares of common stock at an exercise price of $3.50 per share in order to secure the bank borrowings related to the acquisition of EDI-MA (see Notes 8 and 11).

- During the years ended September 30, 1997 and 1996, 729,200 and 864,800 shares of common stock, respectively, were issued in conversion of 1,823 and 2,162 shares of Series A convertible preferred stock, respectively.

14.  RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution savings plan under section 401(k) of the Internal Revenue Code. These plans cover substantially all employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan are made at the discretion of the Board of Directors and amounted to $117,000 and $115,000 during the years ended September 30, 1997 and 1996, respectively.

15.  COMMITMENTS

The Company has noncancelable operating leases for certain business equipment and office space expiring at various dates. Future minimum payments for all noncancelable leases are summarized as follows:

                                         OPERATING           CAPITAL

Year ended September 30,
1998                                      $186,000          $147,000
1999                                        55,000           111,000
2000                                        54,000            83,000
2001                                        54,000                --
2002                                        51,000                --
Thereafter                                 102,000                --
                                          --------          --------
                                          $502,000          $341,000
                                          ========
Amount representing interest                                 (34,000)
                                                            --------
Present value of minimum lease payments                     $307,000
                                                            ========


Rent expense under operating leases for the years ended September 30, 1997, and 1996 was $591,000 and $559,000, respectively.

Obligations under capital leases have interest rates which range from 8.5% to 13% and require monthly payments which range from $9,000 to $14,000 at September 30, 1997.

On December 5, 1997, the Company signed an agreement to amend its existing facility lease, effective March 1, 1998, which requires the Company to make payments, in addition to those above, totaling $235,000, $403,000, $423,000, $456,000, $490,000 and $210,000 in fiscal years 1998, 1999, 2000, 2001, 2002 and
2003, respectively.

                                  EXHIBIT INDEX

Exhibit
Number                                     Exhibit Title                                                           Page No.
------                                     -------------                                                           --------
2.1(E)                   Agreement and Plan of Reorganization, dated as of August 11, 1995, among Registrant, EDI, and CR-ED Acquisition Corp., including all amendments thereto.

2.2(F) Agreement of Merger, dated as of October 10, 1995, by and among Registrant, EDI, and CR-ED Acquisition Corp.

2.3(I)                   Agreement of Merger dated March 6, 1996, by and between Crystallume, a California corporation, and Electronic Designs, Inc., a Delaware corporation and wholly owned subsidiary of Crystallume.

 2.4(H)                  Articles of merger of parent and subsidiary corporations, dated as of
                         July 27, 1996 by and between Electronic Designs, Inc., a Delaware corporation and Electronic Designs, Inc., a Massachusetts corporation.

2.5(L)                   Asset Purchase Agreement, dated as of October 1,1997, by and between the Registrant and Advanced Refractory Technologies, Inc. ("ART").

3.1(G)                   Registrant's Bylaws, as amended to date.

3.2(G)                   Registrant's Certificate of Incorporation currently in effect.

4.1(I)                   Specimen of Common Stock Certificate.

4.2(B)                   Form of Redeemable Warrant.

4.3(B)                   Form of Redeemable Warrant Agreement.

4.4(D)                   Form of Warrant to purchase shares of Common Stock.

4.5(D)                   Third Amended and Restated Registration Rights Agreement, dated as of April 30, 1995.

4.6(D)                   Revised and Restated Amendment to Third Amended and Restated
                         Registration Rights Agreement, dated as of September 25, 1995.

4.7(D) Agreement respecting New York Life Insurance Company's registration rights, dated as of October 10, 1995.

4.8(D)                   Agreement respecting Technology Funding Partners III,
                         L.P.'s registration rights, dated as of October 10, 1995.

4.9(F)                   Agreement respecting Silicon Valley Bank's registration rights, dated as of
                         October 10, 1995.

4.10                     Agreement respecting Cameron Associates' registration
                         rights, dated as of December 1, 1996......................................................29

*10.1(K)                 1987 Stock Option Plan adopted by Registrant on February 9, 1987, as amended.

*10.2(K)                 Employee Stock Purchase Plan adopted by Registrant on March 6, 1996, as amended.

*10.3(F)                 Electronic Designs, Inc. Amended and Restated 1986 Stock Option Plan.1

10.4(F)                  Lease Agreement between Flanders Westborough Delaware, Inc. and EDI, dated December 18, 1992

10.5(F)                  Lease Agreement between David Wallis Shaw and Stefanie Gail Brown
                         Shaw and E.D. Electronics Limited, dated June 24, 1985.

10.6(A)                  Warrant to purchase Series D Preferred Stock of
                         Registrant, dated September 30, 1988, issued in favor of Phoenix Growth Capital Corp.

10.7(B)                  Form of Warrants, dated March 3, 1994, issued in favor of Private Capital
                         Group Ltd.  and in favor of Richard Moyer to purchase an aggregate of
                         100,000 shares of Common Stock

10.8(K)                  Letter extending the expiration date of Warrants,  dated March 3, 1994, issued in favor of Richard Moyer to purchase an aggregate of 50,000 shares of Common Stock from March 2, 1997 to March 2, 1999.

10.9(C)                  Warrant to purchase Common Stock of Registrant, dated August 12, 1994, issued in favor of MMC/GATX Partnership No. 1.

10.10(F)                 Dickinson Holding Corp.'s Agreement to purchase Common Stock, including all amendments thereto.

10.11(J)                 Amended and Restated Loan and Security Agreement, dated
                         October 23, 1996, by and between Registrant and Silicon
                         Valley Bank.

10.12(K)                 Collateral Assignment, Patent Mortgage and Security Agreement, dated
                         October 23, 1996, by and between Registrant and Silicon Valley Bank.

*10.13(D)                Employment Agreement, dated as of August 18, 1995, by
                         and between Registrant and Paul J. McIntire.

*10.14(D)                Employment Agreement, dated as of October 10, 1995, by and between
                         Registrant and Donald F. McGuinness.

*10.15(D)                Severance Agreement, dated as of December 21, 1994, by and between
                         EDI and Donald F. McGuinness, including all amendments thereto.

*10.16(E)                Severance Agreement, dated as of December 21, 1994, by and between
                         EDI and Frank D. Edwards.

*10.17(D)                Severance Agreement, dated as of October 10, 1995, by and between
                         Registrant and Thomas A. Schultz.

10.18(F)                 Agreement of Non-disclosure, to Maintain Confidence and to Transfer
                         Future Inventions, dated February 24, 1986, by and between Registrant and Thomas A. Schultz.

*10.19(D)                Severance Agreement, dated as of October 11, 1995, by and between
                         Registrant and John A. Herb.

10.20(F)                 Agreement of Non-disclosure, to Maintain Confidence and to Transfer
                         Future Inventions, dated July 5, 1988, by and between Registrant and
                         John A. Herb.

10.21                    Warrant to purchase Common Stock of Registrant, dated December 1, 1996, issued in favor of Cameron Associates.....................................................29

*10.22                   Letter agreement with John A. Herb, dated October 21,
                         1997, on terms for full vesting and extension of the
                         expiration date of employee stock options ................................................39

10.23(L)                 Royalty Agreement, dated October 27, 1997, by and between the
                         Registrant and ART.

10.24(L)                 Confidentiality/ Noncompetition Agreement, dated October 27, 1997, by and between the Registrant and ART.

10.25(L)                 Security Agreement, dated October 27,1997, by and between the
                         Registrant and ART.

10.26                    Amendment to Lease dated as of December 5, 1997, by and between Flanders
                         Westborough Delaware, Inc. and Registrant.................................................40

*10.27                   Registrant's Executive Incentive Plan.....................................................44

11.1                     Statement re: Computation of Per Share Earnings...........................................45

16.1(E)                  Letter from Arthur Andersen LLP regarding Change in Certifying
                         Accountant.

  21.1                   Subsidiaries of the Registrant............................................................46

  23.1                   Consent of Price Waterhouse LLP...........................................................47

  24.1                   Power of Attorney (See page )

 27.1                    Financial Data Schedule...................................................................48

(A) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-62448LA (withdrawn).

(B) Incorporated by reference to the Registrant's Registration Statement on Form SB-2. File No. 33-76186LA (effective March 22, 1994).

(C) Incorporated by reference to Registrant's Registration Statement on Form SB-2. File No. 33-84412LA (effective November 1, 1994).

(D) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 25, 1995).

(E) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 2, 1995).

(F) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 18, 1995).

(G) Incorporated by reference to Registrant's Registration Statement on Form S-3 File No. 333-3328 (effective May 16, 1996).

(H) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the third quarter of the fiscal year ending September 30, 1996 (filed on August 12, 1996).

(I) Incorporated by reference to Registrant's Current Report on Form 8-K/A (filed on August 23, 1996).

(J) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on October 30, 1996).

(K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB (filed on December 2, 1996).

(L) Incorporated by reference to Registrant's Current Report on Form 8-K (filed on November 12, 1997).

---------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB.

1       Formerly known as EDI PurchaseCo, Inc.