Form 10-Q
period 1997-12-28
ELECTRONIC DESIGNS INC
filed 1998-02-11
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   -------------------------------------------
                                    FORM 10-Q

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

         For the quarterly period ended December 28, 1997

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

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


Indicate by check whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past l2 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X    No
     -----    -----

The number of shares of Registrant's Common Stock outstanding as of January 30, 1998 was 7,059,279



                       Exhibit Index is located on Page 12




                        Page 1 of 14, including exhibits

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 28,       SEPTEMBER 30,
                                                                            1997                1997

ASSETS
Current assets:
   Cash and cash equivalents                                            $  2,764,000       $  4,212,000
   Accounts receivable, net                                                6,567,000          7,393,000
   Inventories                                                             7,646,000          6,903,000
   Assets of discontinued operations                                               -          1,522,000
   Deferred income taxes                                                   1,300,000          1,400,000
   Prepaid expenses and other current assets                                 423,000            185,000
                                                                        ------------       ------------
                Total current assets                                      18,700,000         21,615,000

Property and equipment, net                                                2,058,000          2,117,000
Other assets                                                                 394,000             10,000
Intangible assets, net                                                     1,278,000          1,395,000
                                                                        ------------       ------------
                                                                        $ 22,430,000       $ 25,137,000
                                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $  1,034,000       $  1,059,000
   Accounts payable                                                        4,100,000          5,723,000
   Accrued expenses and other liabilities                                  1,964,000          2,334,000
   Provision for loss on disposal of discontinued operations                 395,000            776,000
                                                                        ------------       ------------
                Total current liabilities                                  7,493,000          9,892,000

Deferred income taxes                                                        200,000            200,000
Long-term debt, net of current portion                                     1,956,000          2,208,000
                                                                        ------------       ------------
                Total liabilities                                          9,649,000         12,300,000
                                                                        ------------       ------------

Shareholders' equity:
   Common stock; $0.01 par value; 20,000,000 shares authorized;
     7,148,295 shares issued at December 28, 1997 and
     September 30, 1997                                                       72,000             72,000
   Additional paid in capital                                             26,968,000         26,968,000
   Accumulated deficit                                                   (13,930,000)       (14,084,000)
   Treasury stock; 86,512 and 34,994 shares at December 28, 1997
     and September 30, 1997, respectively, at cost                          (329,000)          (119,000)
                                                                        ------------       ------------
                Total shareholders' equity                                12,781,000         12,837,000
                                                                        ------------       ------------
                                                                        $ 22,430,000       $ 25,137,000
                                                                        ============       ============








      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                     DECEMBER 28,               DECEMBER 29,
                                                                         1997                       1996

Revenues                                                              $9,410,000                $10,873,000
Cost of revenues                                                       6,607,000                  6,490,000
                                                                      ----------                -----------
   Gross profit                                                        2,803,000                  4,383,000
                                                                      ----------                -----------
Operating expenses:
   Research and development                                              638,000                    494,000
   Selling, general and administrative                                 1,770,000                  1,993,000
   Amortization of intangible assets                                     117,000                    117,000
                                                                      ----------                -----------
                                                                       2,525,000                  2,604,000
                                                                      ----------                -----------
Income from operations                                                   278,000                  1,779,000
                                                                      ----------                -----------

Other income (expense):
   Interest income                                                        44,000                     49,000
   Interest expense                                                      (68,000)                   (85,000)
                                                                      ----------                -----------
                                                                         (24,000)                   (36,000)
                                                                      ----------                -----------

Income before income taxes and discontinued operations                   254,000                  1,743,000
Provision for income taxes                                               100,000                    173,000
                                                                      ----------                -----------

Income from continuing operations                                        154,000                  1,570,000

Loss from discontinued operations                                              -                   (299,000)
                                                                      ----------                -----------

Net income                                                            $  154,000                $ 1,271,000
                                                                      ==========                ===========

Basic earnings per share:
   Income from continuing operations                                  $     0.02                $      0.24
                                                                      ==========                ===========
   Net income                                                         $     0.02                $      0.19
                                                                      ==========                ===========

Diluted earnings per share:
   Income from continuing operations                                  $     0.02                $      0.20
                                                                      ==========                ===========
   Net income                                                         $     0.02                $      0.16
                                                                      ==========                ===========

Basic weighted average common shares                                   7,090,000                  6,612,000
                                                                      ==========                ===========
Diluted weighted average common shares and equivalents                 7,763,000                  7,932,000
                                                                      ==========                ===========






      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                DECEMBER 28,           DECEMBER 29,
                                                                                    1997                   1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                                                                   $   154,000             $1,271,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                331,000                436,000
       Deferred income taxes                                                        100,000                      -
       Changes in assets and liabilities:
        Decrease in accounts receivable                                             826,000                185,000
        (Increase) decrease in inventories                                         (743,000)               578,000
        Decrease in prepaid expenses                                                 12,000                 11,000
        Increase in other assets                                                     (9,000)                     -
        Decrease in accounts payable                                             (1,623,000)              (842,000)
        Decrease in accrued expenses and other liabilities                         (346,000)              (160,000)
                                                                                -----------             ----------
           Net cash flows provided by (used in) operating activities             (1,298,000)             1,479,000
                                                                                -----------             ----------

Cash flows from investing activities:
   Capital equipment expenditures                                                  (155,000)              (184,000)
   Cash proceeds from the sale of discontinued operations                           500,000                      -
                                                                                -----------             ----------
           Net cash flows provided by (used in) investing activities                345,000               (184,000)
                                                                                -----------             ----------

Cash flows from financing activities:

   Sale of common stock, net                                                         25,000                      -
   Repurchase of common stock                                                      (243,000)                     -
   Proceeds from issuance of long-term debt                                               -                750,000
   Principal repayments on long-term debt                                          (277,000)              (239,000)
                                                                                -----------             ----------
           Net cash flows provided by (used in) financing activities               (495,000)               511,000
                                                                                -----------             ----------
Net increase (decrease) in cash and cash equivalents                             (1,448,000)             1,806,000

Cash and cash equivalents at beginning of period                                  4,212,000              3,290,000
                                                                                -----------             ----------
Cash and cash equivalents at end of period                                      $ 2,764,000             $5,096,000
                                                                                ===========             ==========






      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect the financial position, results of operations and cash flows of Electronic Designs, Inc. (the "Company") and its wholly-owned subsidiaries.

         In the opinion of management, the financial statements contain all of the necessary adjustments (all being of a normal and recurring nature) to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the two fiscal years in the period ended September 30, 1997, included in the Company's 1997 Annual Report on Form 10-KSB.

         The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The quarter ended December 29, 1996 has been restated to reflect the Crystallume Diamond Products Division as a discontinued operation.

2. INVENTORIES

         Inventories consisted of the following:

                                            DECEMBER 28,      SEPTEMBER 30,
                                                1997              1997

         Raw materials                       $4,372,000        $3,756,000
         Work-in-process                        951,000         1,534,000
         Finished goods                       2,323,000         1,613,000
                                             ----------        ----------
                                             $7,646,000        $6,903,000
                                             ==========        ==========

3.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which changed the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive common stock equivalents. The Company adopted SFAS No. 128 in the first quarter of fiscal 1998. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

         Dilutive common stock equivalents include outstanding stock options, warrants and convertible preferred stock. The dilutive effect of stock options and warrants was 478,000 and 195,000 shares, respectively, in the first quarter of fiscal 1998 and 644,000 and 217,000 shares, respectively, in the same period of fiscal 1997. In addition, the dilutive effect of 1,826 shares of convertible preferred stock was 459,000 shares in the first quarter of fiscal 1997.

         Options to purchase 43,000 shares of common stock at prices ranging from $4.38 to $5.13 and warrants to purchase 1,268,000 shares of common stock at prices ranging from $6.00 to $7.90 were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted earnings per share as the exercise prices exceeded the average market price of the common shares during the period. Such options, which expire on various dates through June 2001, and warrants, which expire on various dates through March 1999, were also outstanding at December 28, 1997.

4. SHAREHOLDERS' EQUITY

         On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. During the first quarter of 1998, the Company repurchased 60,900 shares for total consideration of $243,000. At December 28, 1997, 232,450 shares remained authorized to be repurchased by the Company under this plan.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 9 of this Form 10-Q.

         Electronic Designs, Inc. (the "Company") designs, manufactures and sells to specialty niche markets high density memory components used in commercial and military systems and flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays.

RESULTS OF OPERATIONS

Revenues:

         Revenues decreased 13% to $9,410,000 in the first quarter of fiscal 1998 from $10,873,000 in the same period in fiscal 1997. This decrease in revenues was due substantially to declining average selling prices for the Company's memory products reflecting declines in market prices of semiconductor memory components. In addition, while the Company has historically derived less than 10% of its revenues from Asian customers, particularly in South Korea, recent economic conditions and uncertainty in the region have caused delays in the receipt of expected orders, had a minor negative effect on revenue and operating results in the first quarter of fiscal 1998 and may negatively affect revenues and operating results in the near term.

         In 1996 and 1997, the semiconductor industry experienced significant over capacity, reduced demand and price erosion in semiconductor memories. The effects of these developments on the Company's results to date have been declines in the average selling prices and the value of orders received for its commercial memory module products and reductions in cost and increased availability of most memory devices which the Company purchases for incorporation in its products. The increased availability of memory devices has caused an increase in competition and shorter lead times for the Company's customers.

         The Company believes that, in the near term, it may be unable to increase its volumes for its existing and new memory products at a rate sufficient to offset declines in selling prices and, therefore, to maintain current revenue levels of memory products. In addition, while the Company continues to see increased demand for its flat panel display products, revenues from this effort may not be sufficient to offset the expected decline in revenues of memory products.

         As a result of the increased availability of commercial memory products, there can be no assurance that new competitors will not enter the Company's markets or that existing competitors, particularly those who manufacture their own semiconductor devices, will not reduce selling prices of products to a level at which the Company cannot compete.

         The Company derives a substantial portion of its revenues and earnings from sales to defense contractors and subcontractors of memory products manufactured as compliant to military specifications. Trends in the defense industry include reductions in spending from year to year and the movement toward the purchase of commercial off-the-shelf ("COTS") products rather than those manufactured as compliant to specified military standards. Despite the slow rate of adoption of the COTS program, these changes have had a negative effect on the Company's results due to lower average selling prices of these products. There can be no assurance that the continued reduction in spending and slow rate of adoption of the COTS program will not accelerate in the future and have a further adverse effect on the Company's results.

Gross profit:

         Gross profit for the first quarter of fiscal 1998 was $2,803,000 compared to $4,383,000 for the same period of fiscal 1997. Gross profit as a percentage of revenues ("gross margin") decreased to 30% in the first quarter of fiscal 1998 from 40% for the same period of fiscal 1997. Gross margin decreased as a result of increased pricing competition in commercial memory products as well as higher fixed manufacturing overhead costs as a percentage of revenues for the respective periods. In addition, the first quarter of fiscal 1997 benefited from higher gross margins in the Company's display business. Due to competitive forces, the Company believes that current gross margins are more indicative than prior year gross margins of what can be expected in the future and are relatively consistent with the gross margin experienced in the fourth quarter of fiscal 1997.

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

Operating expenses:

         Research and development expenses in the first quarter of fiscal 1998 increased 29% to $638,000 from $494,000 in fiscal 1997 due primarily to increases in new product development.

         Selling, general and administrative expenses decreased by $223,000 or 11% in the first quarter of fiscal 1998 from $1,993,000 in fiscal 1997 due to lower bonuses, commissions and sales incentives in fiscal 1998 resulting from lower revenues and operating margins.

Other income (expense):

         Interest income in the current quarter was $44,000 as compared to $49,000 in the prior year due to lower cash and cash equivalent balances in fiscal 1998. Interest expense decreased $17,000 in the first quarter of fiscal 1998 to $68,000 primarily due to a decrease in the average outstanding debt balance.

Provision for income taxes:

         The provision for income taxes in the first quarter of fiscal 1998 was $100,000 or 39% of income before income taxes and discontinued operations as compared to $173,000 or 10% in the same period of fiscal 1997. The effective tax rate in the first quarter of fiscal 1997 reflected recognition of the income tax benefits of net operating loss and tax credit carryforwards as they were utilized.

Loss from discontinued operations:

         As a result of the Company's decision in May 1997 to divest its Crystallume Diamond Products Division ("Crystallume"), the results of Crystallume have been retroactively separated from the Company's ongoing operations in the consolidated statement of operations. The Company completed the divestiture in October 1997 in the form of a sale of assets. In the first quarter of fiscal 1998, there was no gain or loss recorded from discontinued operations compared to an operating loss of $299,000 in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 1997, cash and cash equivalents were $2,764,000 representing a decrease of $1,448,000 from September 30, 1997.

         In the first three months of fiscal 1998, the Company used $1,298,000 of cash for operating activities, primarily due to decreases in accounts payable and net income and an increase in inventories partially offset by a decrease in accounts receivable. For the same period in fiscal 1997, cash of $1,479,000 was generated from operations primarily due to the Company's net income. The Company invested $155,000 of cash in capital equipment expenditures during the first three months of fiscal 1998 and received $500,000 related to the sale of Crystallume. The Company used $495,000 for financing activities in the first three months of fiscal 1998 as a result of the regular repayments of its loans and lease facilities and the net repurchase of common stock in accordance with the Company's stock repurchase program.

         Under the terms of an amended Loan and Security Agreement ("the Agreement") with a bank, the Company was allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (including up to $5,000,000 for letters of credit) (the "Revolver") and
(iii) up to $1,500,000 in the form of an equipment loan. At December 28, 1997, $2,479,000 was outstanding under the term loan and $262,000 was outstanding under the equipment loan. Letters of credit in the aggregate amount of $350,000 were outstanding at December 28, 1997. No loans were outstanding under the Revolver at December 28, 1997.

         Borrowings under the Revolver are limited to a borrowing base which is calculated on a formula which includes domestic and foreign accounts receivable and certain inventories, less amounts outstanding under the term loan and letters of credit. Under the terms of the Agreement, availability under the Revolver at December 28, 1997 was limited to $3,136,000. The Company has received a waiver of default as of December 28, 1997 of a covenant under the Agreement that requires the Company to maintain specified net income levels. The Revolver expired on January 21, 1998, and the Company is currently discussing terms of a renewal.

         The Company anticipates that the combination of its current cash balance, accounts receivable balance and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: economic, regulatory, political and currency risks associated with international sales which accounted for approximately 30% of total revenues in fiscal 1997; the cyclicality of product supply and demand and pricing in the Company's targeted markets, particularly for its memory products; the Company's ability to develop new products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of COTS products rather than those manufactured as compliant to specified military standards; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; and trends in outsourcing.

PART II: OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11       Statement re: computation of per share earnings

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

              A report on Form 8-K was filed with the Securities and Exchange Commission on November 12, 1997 reporting the sale of the Company's Crystallume Diamond Products Division, effective as of October 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Electronic Designs, Inc. (Registrant)
                                    --------------------------------------------




Dated: February 11, 1998
                                    --------------------------------------------
                                    Frank D. Edwards, Senior Vice President
                                    and Chief Financial Officer (Principal
                                    Financial and Accounting Officer and Duly
                                    Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT TITLE                                             PAGE
-------           -------------                                             ----

11                Statement re: computation of per share earnings           13

27                Financial Data Schedule                                   14