Form 10-Q
period 1998-03-29
ELECTRONIC DESIGNS INC
filed 1998-05-12
CIK 853258

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

     For the quarterly period ended March 29, 1998

                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

     For the transition period from ______________ to ______________

                         Commission file number: 0-21305

                            Electronic Designs, Inc.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                             04-3298416
        ----------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)

            One Research Drive, Westborough, Massachusetts    01581
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

The number of shares of Registrant's Common Stock outstanding as of May 7, 1998 was 7,047,380


                         Page 1 of 15, including exhibits

PART  I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                        March 29,        September 30,
                                                                          1998               1997
 Assets
 Current assets:
   Cash and cash equivalents ..................................      $  3,547,000       $  4,212,000
   Accounts receivable, net ...................................         4,750,000          7,393,000
   Inventories ................................................         6,012,000          6,903,000
   Assets of discontinued operations ..........................               -            1,522,000
   Deferred income taxes ......................................           950,000          1,400,000
   Prepaid expenses and other current assets ..................           413,000            185,000
                                                                     ------------       ------------
         Total current assets .................................        15,672,000         21,615,000
Property and equipment, net ...................................         2,102,000          2,117,000
Deferred income taxes .........................................           250,000                -
Other assets ..................................................           447,000             10,000
Intangible assets, net ........................................         1,162,000          1,395,000
                                                                     ------------       ------------

                                                                     $ 19,633,000       $ 25,137,000
                                                                     ============       ============

 Liabilities and Shareholders' Equity
 Current liabilities:
   Current portion of long-term debt ..........................      $  1,075,000       $  1,059,000
   Accounts payable ...........................................         2,862,000          5,723,000
   Accrued expenses and other liabilities .....................         2,087,000          2,334,000
   Provision for loss on disposal of discontinued operations ..           169,000            776,000
                                                                     ------------       ------------
         Total current liabilities ............................         6,193,000          9,892,000
Deferred income taxes .........................................               -              200,000
Long-term debt, net of current portion ........................         1,793,000          2,208,000
                                                                     ------------       ------------

         Total liabilities ....................................         7,986,000         12,300,000
 Shareholders' equity:
   Common stock; $0.01 par value; 20,000,000 shares authorized:
    7,148,295 shares issued at March 29, 1998 and
    September 30, 1997 ........................................            72,000             72,000
   Additional paid in capital .................................        26,965,000         26,968,000
   Accumulated deficit ........................................       (15,004,000)       (14,084,000)
   Treasury stock; 108,016 and 34,994 shares at March 29, 1998
    and September 30, 1997, respectively, at cost .............          (386,000)          (119,000)
                                                                     ------------       ------------
         Total shareholders' equity ...........................        11,647,000         12,837,000
                                                                     ------------       ------------

                                                                     $ 19,633,000       $ 25,137,000
                                                                     ============       ============

      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   -------------------------    -------------------------
                                                                    March 29,      March 30,      March 29,     March 30,
                                                                       1998         1997            1998           1997

Revenues .......................................................   $ 7,900,000    $9,716,000    $17,310,000    $20,589,000
Cost of revenues ...............................................     6,350,000     5,759,000     12,957,000     12,249,000
                                                                   -----------    ----------    -----------    -----------
  Gross profit .................................................     1,550,000     3,957,000      4,353,000      8,340,000
                                                                   -----------    ----------    -----------    -----------
Operating expenses:
  Research and development .....................................       650,000       484,000      1,288,000        978,000
  Selling, general and administrative ..........................     1,922,000     1,921,000      3,692,000      3,914,000
  Amortization of intangible assets ............................       116,000       116,000        233,000        233,000
                                                                   -----------    ----------    -----------    -----------
                                                                     2,688,000     2,521,000      5,213,000      5,125,000
Income (loss) from operations ..................................    (1,138,000)    1,436,000       (860,000)     3,215,000
                                                                   -----------    ----------    -----------    -----------
Other income (expense)
  Interest income ..............................................        35,000        60,000         79,000        109,000
  Interest expense .............................................       (71,000)      (74,000)      (139,000       (159,000)
                                                                   -----------    ----------    -----------    -----------
                                                                       (36,000)      (14,000)       (60,000)       (50,000)
                                                                   -----------    ----------    -----------    -----------
Income (loss) before income taxes and discontinued operations ..    (1,174,000)    1,422,000       (920,000)     3,165,000
Provision (benefit) for income taxes ...........................      (100,000)      144,000            -          317,000
                                                                   -----------    ----------    -----------    -----------

Income (loss) from continuing operations .......................    (1,074,000)    1,278,000       (920,000)     2,848,000

Loss from discontinued operations ..............................           -        (211,000)           -         (510,000)
                                                                   -----------    ----------    -----------    -----------
Net income (loss) ..............................................   $(1,074,000)   $1,067,000    $  (920,000)   $ 2,338,000
                                                                   ===========    ==========    ===========    ===========
Basic earnings (loss) per share:
Income (loss) from continuing operations .......................   $     (0.15)   $     0.18    $     (0.13)   $      0.42
                                                                   ===========    ==========    ===========    ===========
Net income (loss) ..............................................   $     (0.15)   $     0.15    $     (0.13)   $      0.34
                                                                   ===========    ==========    ===========    ===========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations .....................   $     (0.15)   $     0.17    $     (0.13)   $      0.37
                                                                   ===========    ==========    ===========    ===========
  Net income (loss) ............................................   $     (0.15)   $     0.14    $     (0.13)   $      0.30
                                                                   ===========    ==========    ===========    ===========
Basic weighted average common shares ...........................     7,050,000     7,090,000      7,070,000      6,852,000
                                                                   ===========    ==========    ===========    ===========
Diluted weighted average common shares and equivalents .........     7,050,000     7,447,000      7,070,000      7,674,000
                                                                   ===========    ==========    ===========    ===========

      See accompanying notes to unaudited consolidated financial statements

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                          ---------------------------
                                                                            MARCH 29,       MARCH 30,
                                                                               1998           1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss) ...................................................   $  (920,000)   $ 2,338,000
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ....................................       689,000        883,000
     Changes in assets and liabilities:
       Decrease in accounts receivable ................................     2,643,000        463,000
       Decrease in inventories ........................................       891,000        746,000
       Decrease in prepaid expenses ...................................        22,000         46,000
       Increase in other assets .......................................       (62,000)           -
       Decrease in accounts payable ...................................    (2,861,000)    (1,422,000)
       Decrease in accrued expenses and other liabilities .............      (442,000)      (641,000)
                                                                          -----------    -----------

         Net cash flows provided by (used in) operating activities ....       (40,000)     2,413,000
                                                                          -----------    -----------

Cash flows from investing activities:
  Capital equipment expenditures ......................................      (441,000)      (336,000)
  Cash proceeds from the sale of discontinued operations ..............       500,000            -
                                                                          -----------    -----------
        Net cash flows provided by (used in) investing activities .....        59,000       (336,000)
                                                                          -----------    -----------

Cash flows from financing activities:
  Sale of common stock, net ...........................................        25,000          4,000
  Repurchase of common stock ..........................................      (310,000)           -
  Proceeds from issuance of long-term debt ............................       150,000        750,000
  Principal repayments on long-term debt ..............................      (549,000)      (654,000)
                                                                          -----------    -----------
         Net cash flows provided by (used in) financing activities ....      (684,000)       100,000
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents ..................      (665,000)     2,177,000

Cash and cash equivalents at beginning of period ......................     4,212,000      3,290,000
                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................   $ 3,547,000    $ 5,467,000
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

        The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The three and six month periods ended March 30, 1997 have been restated to reflect the Crystallume Diamond Products Division as a discontinued operation.



2. INVENTORIES

        Inventories consisted of the following:

                                     March 29,           September 30,
                                        1998                 1997

        Raw materials               $3,131,000            $3,756,000
        Work-in-process                946,000             1,534,000
        Finished goods               1,935,000             1,613,000
                                    ----------            ----------
                                    $6,012,000            $6,903,000
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

        Dilutive common stock equivalents include outstanding stock options, warrants and convertible preferred stock. The effect of stock options and warrants was 158,000 and 31,000, respectively, in the second quarter of fiscal 1998 and 224,000 and 92,000, respectively, for the six months ended March 29, 1998. The effect of the common stock equivalents for both periods in fiscal 1998 are not reflected in the diluted loss per share calculation as their inclusion would be antidilutive. The dilutive effect of stock options and warrants was 304,000 and 53,000 shares, respectively, for the three months ended March 30, 1997 and 452,000 and 140,000 shares, respectively, for the six months ended March 30, 1997. In addition, the dilutive effect of 1,826 shares of convertible preferred stock was 230,000 shares for the six months ended March 30, 1997.

        Options to purchase 556,504 shares of common stock at prices ranging from $3.63 to $5.13 and warrants to purchase 1,313,000 shares of common stock at prices ranging from $3.88 to $7.90 were outstanding during the six month period ended March 29, 1998 and were not included in the computation of dilutive options and warrants as the exercise prices exceeded the average market price of the common shares during the period. Such options, which expire on various dates through November 2002, and 313,000 of the warrants, which expire on various dates through December 1999, were outstanding at March 29, 1998.


4. SHAREHOLDERS' EQUITY

        On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. During the first six months of fiscal 1998, the Company repurchased 85,404 shares for total consideration of $310,000. At March 29, 1998, 207,946 shares remained authorized to be repurchased by the Company under this plan.


5. BORROWINGS

     LINE-OF-CREDIT

        On March 23, 1998, the Company entered into Amendment No.2 to its Loan and Security Agreement with a bank. The amendment extended the term of the Revolving Credit Facility to January 21, 1999 and established the maximum borrowing limit under the Revolving Credit Facility at $3,000,000. All other major provisions of the Loan and Security Agreement remained substantially the same.

     EQUIPMENT LEASE LINE

        During the second quarter of fiscal 1998, the Company obtained a commitment for an Equipment Lease Line with a third party to lease up to $1,000,000 of equipment through January 31, 1999. Any leases under the Equipment Lease Line will be payable in sixty equal monthly installments, including interest at the five year treasury bond rate plus 2% on the date of funding. The Company will have a bargain purchase option at the end of the lease term and will account for any equipment acquired under the Equipment Lease Line as a capital lease, thus recording the value of the underlying equipment and a related obligation on its balance sheet. The equipment to be financed will secure the leases. No obligations were outstanding under the Equipment Lease Line as of March 29, 1998.


6. SUBSEQUENT EVENT

        On May 3, 1998, the Company, Bowmar Instrument Corporation ("Bowmar") and Bravo Acquisition Subsidiary ("Acquisition Subsidiary"), a wholly owned subsidiary of Bowmar, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition Subsidiary will merge with and into the Company (the "Merger"), with the Company being the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.375 shares of common stock of Bowmar.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 10 of this Form 10-Q.

     Electronic Designs, Inc. (the "Company") designs, manufactures and sells to specialty niche markets high density memory components used in commercial and military systems and flat panel display units suitable for avionics and other specialty applications using active matrix liquid crystal displays.

RESULTS OF OPERATIONS

Revenues:

     Revenues decreased 19% to $7,900,000 in the second quarter of fiscal 1998 from $9,716,000 in the same period in fiscal 1997. For the six month period, revenues decreased 16% to $17,310,000 in the first half of fiscal 1998 from $20,589,000 in the same period in fiscal 1997. These decreases in revenues were due substantially to declining average selling prices for the Company's memory products reflecting declines in market prices of semiconductor memory components. Partially offsetting the decreases in memory product sales were increases in display product sales.

     The Company has historically derived less than 10% of its revenues from Asian customers, particularly in South Korea. Recent economic conditions and uncertainty in that region have caused delays in the receipt of expected orders, have had a negative effect on revenue and operating results during the first half of fiscal 1998 and may negatively affect future revenues and operating results in the near term.

     In 1996 and 1997, the semiconductor industry experienced significant over capacity, reduced demand and price erosion in semiconductor memories. The effects of these developments on the Company's results to date have been declines in the average selling prices and the value of orders received for its memory products and reductions in cost and increased availability of most memory devices which the Company purchases for incorporation in its products. The increased availability of memory devices has caused an increase in competition and shorter lead times for the Company's customers. The Company may be unable to increase its volumes for its existing and new products at a rate sufficient to offset declines in selling prices and, therefore, to maintain current revenue levels.

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

Gross profit:

     Gross profit for the second quarter of fiscal 1998 was $1,550,000 compared to $3,957,000 for the same period of fiscal 1997. Gross profit for the first six months of fiscal 1998 was $4,353,000 compared to $8,340,000 in the same period of fiscal 1997. The Company recorded a charge in the second quarter of fiscal 1998 of $860,000 related to lower of cost or market provisions on certain inventory items that had been purchased in anticipation of the receipt of orders for the related product from a customer in South Korea. Gross profit as a percentage of revenues ("gross margin") decreased to 20% and 25% (or 30% for both periods excluding the effect of the lower of cost or market provisions) for the three and six month periods of fiscal 1998, respectively, from 41% for both periods in the prior year. Gross margin decreased as a result of the effect of the lower of cost or market provisions and higher fixed manufacturing overhead costs in fiscal 1998 as a percentage of revenues. In addition, the Company realized higher margins in the Company's military memory products in fiscal 1997 as a result of lower costs of purchased materials, which had not yet fully resulted in lower selling prices for these products. The first six months of fiscal 1997 also benefited from higher gross margins in the Company's display products. Due to competitive forces, the Company believes that current gross margins, excluding the effect of lower of cost or market provisions, are more indicative than prior year gross margins of what can be expected in the future and are relatively consistent with the gross margins experienced in the fourth quarter of fiscal 1997 and the first quarter of 1998.

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

     The Company purchases its semiconductor components from a small number of large suppliers, including U.S. subsidiaries of foreign suppliers who are regularly the target of threatened or pending trade disputes and sanctions which, if realized, could affect the ability of the Company to obtain critical raw materials. On April 17, 1998, the U.S. Department of Commerce issued antidumping duties on all Taiwan SRAM Die imported into the U.S. The imposition of this tariff could have an adverse impact on the Company's ability to obtain SRAM die at competitive rates in the future. The Company has not been materially adversely affected by this situation in the past and does not anticipate experiencing any material adverse impact in the future. The Company generally does not have specific contractual arrangements with its suppliers. While the Company believes it has good relationships with its vendors, in the event that product availability becomes more limited in the future, there is no assurance that these sources of supply will continue under terms that permit the Company to compete effectively in its targeted markets.

Operating expenses:

     Research and development expenses in the second quarter and six month period of fiscal 1998 increased 34% and 32% to $650,000 and $1,288,000, respectively, from $484,000 and $978,000 in fiscal 1997 due primarily to increases in salaries and project costs associated with new product development.

     Selling, general and administrative expenses remained substantially the same in the second quarter of fiscal 1998 as compared to the same period in fiscal 1997. Decreases in bonuses, commissions and sales incentives were offset by increases in marketing communication expenses. For the first six months of fiscal 1998, selling, general and administrative expenses decreased $222,000 or 6% from $3,914,000 in fiscal 1997 due to lower bonuses, commissions and sales incentives that resulted from lower revenues and operating margins in fiscal 1998.

Other income (expense):

     Interest income in the current quarter was $35,000 and $79,000 for the six months of fiscal 1998 as compared to $60,000 and $109,000 for the same periods in the prior year due to lower cash and cash equivalent balances in fiscal 1998. Interest expense decreased $3,000 and $20,000 in the second quarter and first six months of fiscal 1998, as compared to the same periods in the prior year, to $71,000 and $139,000, respectively, due to decreases in average outstanding debt balances.

Provision (benefit) for income taxes:

     The provision (benefit) for income taxes in the current quarter of fiscal 1998 was a $100,000 benefit and zero for the six months of fiscal 1998 as compared to $144,000 and $317,000, respectively, or 10% of income before income taxes, for the same periods in fiscal 1997. A tax benefit related to the pre-tax loss in 1998 was not recognized as the Company increased its deferred tax valuation allowance to offset the increase in total deferred tax assets. The effective tax rate in fiscal 1997 reflected recognition of the income tax benefits of net operating loss and tax credit carryforwards as they were utilized.

Loss from discontinued operations:

     As a result of the Company's decision in May 1997 to divest its Crystallume Diamond Products Division, its results were retroactively separated from the Company's ongoing operations in the consolidated statement of operations. The Company completed the divestiture in October 1997 in the form of a sale of assets. In fiscal 1998, there was no gain or loss recorded from discontinued operations compared to a loss of $211,000 and $510,000 in the second quarter and first six months of fiscal 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1998, cash and cash equivalents were $3,547,000, representing a decrease of $665,000 from September 30, 1997.

     In the first six months of fiscal 1998, the Company used $40,000 of cash for operating activities, primarily due to decreases in accounts payable, accrued expenses and other current liabilities substantially offset by decreases in accounts receivable. For the same period in fiscal 1997, cash of $2,413,000 was generated from operations primarily due to the Company's net income. The Company invested $441,000 of cash in capital equipment expenditures during the first six months of fiscal 1998 and received $500,000 related to the sale of its Crystallume Diamond Products Division. The Company used $684,000 for financing activities in the first six months of fiscal 1998 as a result of the regular repayments of its loans and lease facilities and the repurchase of common stock under the Company's stock repurchase program.

     Under the terms of an amended Loan and Security Agreement ("the Agreement") with a bank, the Company was allowed to borrow (i) up to $3,500,000 in the form of a term loan (ii) up to $6,000,000 under a revolving credit facility (including up to $5,000,000 for letters of credit) (the "Revolver") and (iii) up to $1,500,000 in the form of an equipment loan. The Agreement was amended on March 23, 1998 extending the term of the Revolver to January 21, 1999 and setting the maximum borrowing amount under the Revolver at $3,000,000. At March 29, 1998, $2,260,000 was outstanding under the term loan and $389,000 was outstanding under the equipment loan. There were no letters of credit or amounts outstanding under the Revolver at March 29, 1998.

     Combined borrowings and letters of credit under the Revolver are limited to a borrowing base, as amended, calculated on a formula based on total domestic and foreign accounts receivable less amounts outstanding under the term loan. Under the terms of the amended Agreement, availability under the Revolver at March 29, 1998 was limited to $1,257,000.

     During the second quarter of fiscal 1998, the Company obtained a commitment for an Equipment Lease Line with a third party to lease up to $1,000,000 of equipment through January 31, 1999. Any leases under the Equipment Lease Line will be payable in sixty equal monthly installments, including interest at the five year treasury bond rate plus 2% on the date of funding. The Company will have a bargain purchase option at the end of the lease term and will account for any equipment acquired under the Equipment Lease Line as a capital lease, thus recording the value of the underlying equipment and a related obligation on its balance sheet. The equipment to be financed will secure the leases. No obligations were outstanding under the Equipment Lease Line as of March 29, 1998.

     The Company anticipates that the combination of its current cash balance, accounts receivable balance, Revolver, Equipment Lease Line and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for at least the next 12 months.


RECENT DEVELOPMENTS

     On May 3, 1998, the Company, Bowmar Instrument Corporation ("Bowmar") and Bravo Acquisition Subsidiary ("Acquisition Subsidiary"), a wholly owned subsidiary of Bowmar, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition Subsidiary will merge with and into the Company (the "Merger"), with the Company being the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of common stock of the Company will be converted into the right to receive 1.375 shares of common stock of Bowmar.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: economic, regulatory, political and currency risks associated with international sales which accounted for approximately 30% of total revenues in fiscal 1997; the cyclicality of product supply and demand and pricing in the Company's targeted markets, particularly for its memory products; the Company's ability to develop new products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of COTS products rather than those manufactured as compliant to specified military standards; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; and trends in outsourcing. In addition, the Company's recent announcement of the Merger could have an impact on the Company's ability to market its products to its customers, possibly causing actual operating results to vary from expected performance. There is no assurance that the Company will successfully complete the Merger and integrate its operations with Bowmar, and failure to consummate this Merger could have a material adverse effect on the Company's continuing operations and cash flow.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        The Company's Redeemable Warrants, which were publicly traded on the Nasdaq Small Cap Market under the symbol EDIXW, expired on March 21, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The matters described below were voted upon at the Annual Shareholders Meeting on February 25, 1998, and the results of the votes for each matter are listed below:

        1. To elect Frank D. Edwards and Thomas J. Toy as directors of the Company to serve until the 2001 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal.

                                              Votes for         Withheld
                                              ---------         --------
                   Frank D. Edwards           6,452,500          53,016

                   Thomas J. Toy              6,452,691          52,825

        2. To ratify the appointment of Price Waterhouse LLP to serve as independent accountants for the Company for the fiscal year ending September 30, 1998.

                     FOR            AGAINST          ABSTAIN          NON-VOTES
                     ---            -------          -------          ---------
                  6,479,391         17,725            8,400            556,263


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Amendment No. 2 to the Amended and Restated Loan and Security Agreement, dated March 23, 1998, by and between Registrant and Silicon Valley Bank

        10.2 First Amendment to the Employment Agreement, dated February 25, 1998, by and between Registrant and Donald F. McGuinness

        10.3 Amended and Restated Executive Severance Agreement, dated as of February 25, 1998, by and between Registrant and Frank D. Edwards.

        11      Statement re: Computation of Per Share Earnings

        27.1    Financial Data Schedule


(b)     Reports on Form 8-K:

                No report on Form 8-K was filed in the three month period ended March 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       Electronic Designs, Inc. (Registrant)
                                       -----------------------------------------


Dated: May 12, 1998

                                       -----------------------------------------
                                       Frank D. Edwards, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------


10.1 Amendment No. 2 to the Amended and Restated Loan and Security Agreement dated March 23, 1998, by and between Registrant and Silicon Valley Bank.


10.2 First Amendment to the Employment Agreement, dated as of February 25, 1998, by and between Registrant and Donald F. McGuinness.


10.3 Amended and Restated Executive Severance Agreement dated as of February 25, 1998, by and between Registrant and Frank D. Edwards.


11             Statement re: Computation of Per Share Earnings


27.1           Financial Data Schedule