Form 10-Q
period 1998-06-28
ELECTRONIC DESIGNS INC
filed 1998-08-12
CIK 853258

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                          ----------------------------

                                   FORM 10-Q

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 1998

                                       OR

---      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number: 0-21305

                            Electronic Designs, Inc.
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                               04-3298416
             -------------------------------              ----------------------
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)               Identification Number)

         One Research Drive, Westborough, Massachusetts           01581
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

The number of shares of Registrant's Common Stock outstanding as of August 6, 1998 was 7,096,700


                       Page 1 of 14, including exhibits

PART I:  FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET


                                                         JUNE 28,     SEPTEMBER 30,
                                                           1998            1997

ASSETS

Current assets:
  Cash and cash equivalents                            $  3,163,000   $  4,212,000
  Accounts receivable, net                                5,350,000      7,393,000
  Inventories                                             6,505,000      6,903,000
  Assets of discontinued operations                              --      1,522,000
  Deferred income taxes                                     950,000      1,400,000
  Prepaid expenses and other current assets                 448,000        185,000
                                                       ------------   ------------
       Total current assets                              16,416,000     21,615,000

Property and equipment, net                               2,063,000      2,117,000
Deferred income taxes                                       250,000             --
Other assets                                                449,000         10,000
Intangible assets, net                                    1,045,000      1,395,000
                                                       ------------   ------------
                                                       $ 20,223,000   $ 25,137,000
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $  1,075,000   $  1,059,000
  Accounts payable                                        4,629,000      5,723,000
  Accrued expenses and other liabilities                  2,144,000      2,334,000
  Provision for loss on disposal of discontinued
  operations                                           $    135,000   $    776,000
                                                       ------------   ------------
       Total current liabilities                          7,983,000      9,892,000


Deferred income taxes                                            --        200,000
Long-term debt, net of current portion                    1,525,000      2,208,000
                                                       ------------   ------------
       Total liabilities                                  9,508,000     12,300,000
                                                       ------------   ------------

Shareholders' equity:
  Common stock: $0.01 par value;
   20,000,000 shares authorized;
   7,148,295 shares issued at June 28, 1998
   and September 30, 1997                                    72,000         72,000
  Additional paid in capital                             26,798,000     26,968,000
  Accumulated deficit                                   (15,969,000)   (14,084,000)
  Treasury stock: 51,595 and 34,994 shares at June 28,
   1998 and September 30, 1997, respectively, at cost      (186,000)      (119,000)
                                                       ------------   ------------
       Total shareholders' equity                        10,715,000     12,837,000
                                                       ------------   ------------
                                                       $ 20,223,000   $ 25,137,000
                                                       ============   ============




       See accompanying notes to unaudited consolidated financial statements.


ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                              --------------------------   ---------------------------
                                                JUNE 28,      JUNE 29,       JUNE 28,       JUNE 29,
                                                  1998          1997           1998           1997

Revenues                                      $8,054,000    $10,422,000    $25,364,000    $31,011,000
Cost of revenues                               6,354,000      6,719,000     19,311,000     18,968,000
                                              ----------    -----------    -----------    -----------
  Gross profit                                 1,700,000      3,703,000      6,053,000     12,043,000
                                              ----------    -----------    -----------    -----------

Operating expenses:
  Research and development                       575,000        608,000      1,863,000      1,586,000
  Selling, general and administrative          1,597,000      1,648,000      5,634,000      5,562,000
  Merger related expenses                        336,000             --             --             --
  Amortization of intangible assets              117,000        117,000        350,000        350,000
                                              ----------    -----------    -----------    -----------
                                               2,625,000      2,373,000      7,847,000      7,498,000
                                              ----------    -----------    -----------    -----------
Income (loss) from operations                 $ (925,000)   $ 1,330,000    $(1,794,000)   $ 4,545,000
                                              ----------    -----------    -----------    -----------

Other income (expense):
  Interest income                                 36,000         54,000        115,000        163,000
  Interest expense                               (67,000)       (77,000)      (206,000)      (236,000)
                                              ----------    -----------    -----------    -----------
                                                 (31,000)       (23,000)       (91,000)       (73,000)
                                              ----------    -----------    -----------    -----------

Income (loss) before taxes and
 discontinued  operations                     $ (956,000)   $ 1,307,000    $(1,885,000)   $ 4,472,000
Provision for income taxes                            --        132,000             --        449,000
                                              ----------    -----------    -----------    -----------

Income (loss) from continuing operations      $ (956,000)   $ 1,175,000    $(1,885,000)   $ 4,023,000

Discontinued operations:
Loss from discontinued of Diamond Products
  Division through May 13, 1997, net of
  applicable taxes                                             (189,000)                     (699,000)
Provision for loss on disposal of Diamond
  Products Division including provision of
  operating losses during the phase-out
  period, net of applicable income taxes              --       (965,000)            --       (965,000)
                                              ----------    -----------    -----------    -----------
Net income (loss)                             $ (956,000)   $    21,000    $(1,885,000)   $ 2,359,000
                                              ==========    ===========    ===========    ===========

Basic earnings (loss) per share:
  Income (loss) from continuing operations    $    (0.14)   $      0.17    $     (0.27)   $      0.58
  Loss from discontinued operations           $     0.00    $     (0.17)   $      0.00    $     (0.24)
                                              ----------    -----------    -----------    -----------
  Net income (loss) per share                 $    (0.14)   $      0.00    $     (0.27)   $      0.34
                                              ==========    ===========    ===========    ===========

Diluted earnings (loss) per share:
  Income (loss) from continuing operations    $    (0.14)   $      0.16    $     (0.27)   $      0.53
  Loss from discontinued operations           $     0.00    $     (0.16)   $      0.00    $     (0.22)
                                              ----------    -----------    -----------    -----------
  Net income (loss) per share                 $    (0.14)   $      0.00    $     (0.27)   $      0.31
                                              ==========    ===========    ===========    ===========

Basic weighted average common shares           7,048,000      7,106,000      7,063,000      6,937,000
                                              ----------    -----------    -----------    -----------

Diluted weighted average
  common share and equivalents                 7,048,000      7,447,000      7,063,000      7,595,000
                                              ----------    -----------    -----------    -----------






     See accompanying notes to unaudited consolidated financial statements.

ELECTRONIC DESIGNS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                               ---------------------------
                                                                 JUNE 28,     SEPTEMBER 30,
                                                                   1998            1997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss)                                            $ (1,885,000)  $  2,359,000
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                 1,029,000      1,324,000
    Provision for loss on disposal of discontinued operations            --        776,000
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                  2,043,000     (1,461,000)
      (Increase) decrease in inventories                            398,000       (458,000)
      (Increase) decrease in prepaid expenses                       (13,000)        42,000
      (Increase) decrease in other assets                           (64,000)        33,000)
      Decrease in accounts payable                               (1,094,000)      (401,000)
      Decrease in accrued expenses and other
        liabilities                                                (411,000)      (599,000)
                                                               ------------   ------------
         Net cash flows provided by operating activities              3,000      1,615,000
                                                               ------------   ------------

Cash flows from investing activities:
  Capital equipment expenditures                                   (625,000)      (795,000)
  Cash proceeds from the sale of discontinued operations            500,000             --
                                                               ------------   ------------
         Net cash flows used in investing activities               (125,000)      (795,000)
                                                               ------------   ------------

Cash flows from financing activities:
  Sale of common stock, net                                          50,000         29,000
  Repurchase of common stock                                       (310,000)       (27,000)
  Proceeds from issuance of long-term debt                          150,000      1,012,000
  Principal repayments on long-term debt                           (817,000)    (1,051,000)
                                                               ------------   ------------
         Net cash flows used in financing activities               (927,000)       (37,000)
                                                               ------------   ------------
Net (decrease) increase in cash and cash equivalents             (1,049,000)       783,000

Cash and cash equivalents at beginning of period                  4,212,000      3,290,000
                                                               ------------   ------------
Cash and cash equivalents at end of period                     $  3,163,000   $  4,073,000
                                                               ============   ============




     See accompanying notes to unaudited consolidated financial statements.

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

2. INVENTORIES

           Inventories consisted of the following:

                                        JUNE 28,         SEPTEMBER 30,
                                          1998                1997

           Raw materials               $3,551,000         $3,756,000
           Work-in-process                858,000          1,534,000
           Finished goods               2,096,000          1,613,000
                                       ----------         ----------
                                       $6,505,000         $6,903,000
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

           Dilutive common stock equivalents include outstanding stock options, warrants and convertible preferred stock. The effect of including stock options and warrants was 165,000 and 13,000 shares, respectively, in the third quarter of fiscal 1998 and 267,000 and 80,000 shares, respectively, for the nine months ended June 28, 1998. The effect of the common stock equivalents for both periods in fiscal 1998 are not reflected in the diluted loss per share calculation as their inclusion would be antidilutive. The dilutive effect of stock options and warrants was 294,000 and 47,000 shares, respectively, for the three months ended June 29, 1997 and 399,000 and 106,000 shares, respectively, for the nine months ended June 29, 1997. In addition, the dilutive effect of 1,826 shares of convertible preferred stock was 153,000 shares for the nine months ended
June 29, 1997.

           Options to purchase 1,557,000 shares of common stock at prices ranging from $3.38 to $5.13 and warrants to purchase 983,000 shares of common stock at prices ranging from $3.25 to $7.90 were outstanding during the nine month period ended June 28, 1998 and were not included in the computation of dilutive options and warrants as the exercise prices exceeded the average market price of the common shares during the period. Such options, which expire on various dates through January 2006, and warrants, which expire on various dates through December 1999, were outstanding at June 28, 1998.

4.     SHAREHOLDERS' EQUITY

      On May 12, 1997, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. During the first nine months of fiscal 1998, the Company repurchased 85,404 shares for total consideration of $310,000. At June 28, 1998, 207,946 shares remained authorized to be repurchased by the Company under this plan.

5.     BORROWINGS

       LINE-OF-CREDIT

      As of June 28, 1998, the Company was in default of certain covenants relating to profitability which the bank waived subsequent to June 28, 1998 in exchange for the Company agreeing that the borrowing base under the Revolver would be reduced by amounts outstanding under the equipment loan. As a result, combined borrowings and letters of credit under the Revolver are limited to a borrowing base, as amended, calculated on a formula based on total domestic and foreign accounts receivable less amounts outstanding under the term loan and the equipment loan.

      EQUIPMENT LEASE LINE

           On March 31, 1998, the Company obtained a commitment for an Equipment Lease Line with a third party to lease up to $1,000,000 of equipment which was subject to review after 90 days and each 30 days thereafter through January 31, 1999. No drawings were made under the Equipment Lease Line which was terminated on July 1, 1998.

6.     MERGER AGREEMENT WITH BOWMAR INSTRUMENT CORPORATION

           On May 3, 1998, and as amended on June 9, 1998, the Company, Bowmar Instrument Corporation ("Bowmar") and Bravo Acquisition Subsidiary ("Acquisition Subsidiary"), a wholly owned subsidiary of Bowmar, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition Subsidiary will merge with and into the Company (the "Merger"), with the Company being the surviving corporation, and thus wholly owned by Bowmar. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.375 shares of common stock of Bowmar. The merger, which is expected to be accounted for as a pooling-of-interests, is expected to be completed during the fourth quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

Revenues:

           Revenues decreased 23% to $8,054,000 in the third quarter of fiscal 1998 from $10,422,000 in the same period in fiscal 1997. This decrease in revenue was caused approximately equally by a decline in display product sales and a decline in memory product sales primarily to defense related customers due to declines in average selling prices. For the nine month period, revenues decreased 18% to $25,364,000 in the first nine months of fiscal 1998 from $31,011,000 in the same period in fiscal 1997. This decreases in revenues was due substantially to declining average selling prices for the Company's memory products reflecting declines in market prices of semiconductor memory components.

           The Company has historically derived less than 10% of its revenues from Asian customers, particularly in South Korea. Recent economic conditions and uncertainty in that region have caused delays in the receipt of expected orders, have had a negative effect on revenue and operating results during the first nine months of fiscal 1998 and may negatively affect future revenues and operating results in the near term.

           Since 1996, the semiconductor industry experienced significant over capacity, reduced demand and price erosion in semiconductor memories. The effects of these developments on the Company's results to date have been declines in the average selling prices and the value of orders received for its memory products and reductions in cost and increased availability of most memory devices which the Company purchases for incorporation in its products. The increased availability of memory devices has caused an increase in competition and shorter lead times for the Company's customers. The Company may be unable to increase its volumes for its existing and new products at a rate sufficient to offset declines in selling prices and, therefore, to maintain current revenue levels.

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

Gross profit:

           Gross profit for the third quarter of fiscal 1998 was $1,700,000 compared to $3,703,000 for the same period of fiscal 1997. Gross profit for the first nine months of fiscal 1998 was $6,053,000 compared to $12,043,000 in the same period of fiscal 1997. The Company recorded a charge in the second quarter of fiscal 1998 of $860,000 related to lower of cost or market provisions on certain inventory items that had been purchased in anticipation of the receipt of orders for the related product from a customer in South Korea. As a result of not having received these orders and the expectation that no significant orders would be received from this customer for at least six months, the related inventory was written down to its estimated realizable value. Gross profit as a percentage of revenues ("gross margin") decreased to 21% and 24% (or 27% excluding the effect of the lower of cost or market provisions) for the three and nine month periods of fiscal 1998, respectively, from 36% and 39% in the same periods in the prior year. In the third quarter of fiscal 1998, gross margin decreased as a result of a decreased mix of higher margin display product revenues and military memory product revenues and higher material costs and fixed manufacturing overhead costs in fiscal 1998 as a percentage of revenues. For the first nine months of fiscal 1998, gross margin decreased as a result of the effect of the lower of cost or market provisions and higher material costs and fixed manufacturing overhead costs in fiscal 1998 as a percentage of revenues. In addition, the Company realized higher margins in the Company's military memory products in fiscal 1997 as a result of lower costs of purchased materials, which had not yet fully resulted in lower selling prices for these products.

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

Operating expenses:

           Research and development expenses in the third quarter and nine month periods of fiscal 1998 were $575,000 and $1,863,000, respectively, as compared to $608,000 and $1,586,000 for the same periods in fiscal 1997. The decrease in the third quarter of fiscal 1998 compared to 1997 was the result of a decrease in salaries while the increase in the first nine months of fiscal 1998 compared to 1997 was due primarily to increases in salaries and project costs associated with new product development.

           Selling, general and administrative expenses were $1,933,000 and $5,634,000 in the third quarter and nine months, respectively in 1998 as compared to $1,648,000 and $5,562,000 in the same periods in fiscal 1997. The increases of $285,000 and $72,000 in the third quarter and nine month periods of fiscal 1998, respectively compared to the same periods in fiscal 1997 were due primarily to $336,000 of legal, accounting and investment banking expenses associated with the proposed merger transaction with Bowmar Instrument Corporation offset primarily by reductions in sales commissions.

Other income (expense):

           Interest income in the current quarter was $36,000 and $115,000 for the nine months of fiscal 1998 as compared to $54,000 and $163,000 for the same periods in the prior year due to lower cash and cash equivalent balances in fiscal 1998. Interest expense decreased $10,000 and $30,000 in the third quarter and first nine months of fiscal 1998, as compared to the same periods in the prior year, to $67,000 and $206,000, respectively, due to decreases in average outstanding debt balances.

Provision (benefit) for income taxes:

           There was no provision (benefit) for income taxes in the current quarter and first nine months of fiscal 1998 as compared to $132,000 and $449,000, respectively, or 10% of income before income taxes, for the same periods in fiscal 1997. A tax benefit related to the pre-tax loss in 1998 was not recognized as the Company increased its deferred tax valuation allowance to offset the increase in total deferred tax assets. The effective tax rate in fiscal 1997 reflected recognition of the income tax benefits of net operating loss and tax credit carryforwards as they were utilized.

Loss from discontinued operations:

           As a result of the Company's decision in May 1997 to divest its Crystallume Diamond Products Division, its results were retroactively separated from the Company's ongoing operations in the consolidated statement of operations. The Company completed the divestiture in October 1997 in the form of a sale of assets. In fiscal 1998, there was no gain or loss recorded from discontinued operations compared to a loss of $1,154,000 and $1,664,000 in the third quarter and first nine months of fiscal 1997, respectively.

Net income (loss):

           The net loss for the third quarter and nine months of fiscal 1998 was $956,000 and $1,885,000, respectively, compared to net income of $21,000 and $2,359,000, respectively, in the same periods in fiscal 1997 due primarily to the decreases in gross profit and expenses associated with the proposed merger with Bowmar offset primarily by the loss from discontinued operations incurred in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

           At June 28, 1998, cash and cash equivalents were $3,163,000, representing a decrease of $1,049,000 from September 30, 1997.

           In the first nine months of fiscal 1998, the Company generated $3,000 of cash from operating activities, primarily due to decreases in accounts receivable, substantially offset by the net loss and decreases in accounts payable. For the same period in fiscal 1997, cash of $1,615,000 was generated from operations primarily due to the Company's net income. The Company invested $625,000 of cash in capital equipment expenditures during the first nine months of fiscal 1998 and received $500,000 related to the sale of its Crystallume Diamond Products Division. The Company used $927,000 for financing activities in the first nine months of fiscal 1998 as a result of the regular repayments of its loans and lease facilities and the repurchase of common stock under the Company's stock repurchase program.

           Under the terms of an amended Loan and Security Agreement ("the Agreement") with a bank, the Company has outstanding at June 28, 1998, $2,042,000 in the form of a term loan and $363,000 in the form of an equipment loan. In addition, the Agreement, as amended, provides that the Company can borrow up to $3,000,000 under a revolving credit facility (including up to $3,000,000 for letters of credit) (the "Revolver") which expires on January 21, 1999. There were no letters of credit or amounts outstanding under the Revolver at June 28, 1998. As of June 28, 1998, the Company was in default of certain covenants relating to profitability which the bank waived subsequent to June 28, 1998 in exchange for the Company agreeing that the borrowing base under the Revolver would be reduced by amounts outstanding under the equipment loan. As a result, combined borrowings and letters of credit under the Revolver are limited to a borrowing base, as amended, calculated on a formula based on total domestic and foreign accounts receivable less amounts outstanding under the term loan and the equipment loan. Under the terms of the amended Agreement, availability under the Revolver at June 28, 1998 was limited to $1,404,000.

           On March 31, 1998, the Company obtained a commitment for an Equipment Lease Line with a third party to lease up to $1,000,000 of equipment which was subject to review after 90 days and each 30 days thereafter through January 31, 1999. No drawings were made under the Equipment Lease Line which was terminated on July 1, 1998.

           The Company anticipates that the combination of its current cash balance, accounts receivable balance, Revolver and its cash flow from operations will be sufficient to meet the Company's liquidity requirements for at least the next 12 months.

           EDI has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its computer systems. EDI has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes, and has not materially customized these packages for its purposes. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with the maintenance contracts, and test evaluations of the software. In addition, EDI expects to upgrade its major systems software which will have the effect of bringing such systems into Year 2000 compliance. As a result of the assessment and expected upgrades, EDI believes that all of its major systems software is or will prior to the closing of the Merger be Year 2000 compliant and that the Year 2000 issue is not likely to have a material impact on its operations.

RECENT DEVELOPMENTS

           On May 3, 1998, and as amended on June 9, 1998, the Company, Bowmar Instrument Corporation ("Bowmar") and Bravo Acquisition Subsidiary ("Acquisition Subsidiary"), a wholly owned subsidiary of Bowmar, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition Subsidiary will merge with and into the Company (the "Merger"), with the Company being the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of common stock of the Company will be converted into the right to receive 1.375 shares of common stock of Bowmar. The merger, which is expected to be accounted for as a pooling-of-interests, is expected to be completed during the fourth quarter of fiscal 1998.

SEASONALITY AND INFLATION

           EDI's business is not seasonal in nature. Management believes that EDI's operations have not been materially affected by inflation.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information." EDI will implement SFAS No. 130 and No. 131 as required in fiscal 1999 which will require EDI to report and display certain information related to comprehensive income and operating segments.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

           This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: economic, regulatory, political and currency risks associated with international sales which accounted for approximately 30% of total revenues in fiscal 1997 and about 27% in the first nine months of fiscal 1998; the cyclicality of product supply and demand and pricing in the Company's targeted markets, particularly for its memory products; the Company's ability to develop new products; the rapidity of technological change and highly competitive nature of the semiconductor packaging industry; competition from larger companies in the commercial module market; the rapidity of the display transition from cathode ray tubes ("CRT") to active matrix liquid crystal displays ("AMLCD"); dependence on contracts with defense related companies for its memory and display products; the movement toward the purchase of COTS products rather than those manufactured as compliant to specified military standards; risks related to the financial condition and success of the Company's customers, the Company's customers' products and the general economy; the likelihood that steep declines in sales, pricing and gross margins of commercial memory products will occur toward the end of a product's life cycle; absence of firm contractual relationships with certain key suppliers of significant raw materials for its memory and display products; the Company's dependence on key personnel and ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel; trends in outsourcing; and the Year 2000 issue. In addition, the Company's announcement of the Merger could have an impact on the Company's ability to market its products to its customers, possibly causing actual operating results to vary from expected performance. There is no assurance that the Company will successfully complete the Merger and integrate its operations with Bowmar, and failure to consummate this Merger could have a material adverse effect on the Company's continuing operations and cash flow.

PART II:   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           11           Statement re: Computation of Per Share Earnings

           27.1         Financial Data Schedule

(b)        Reports on Form 8-K:

           An 8-K was filed on May 5, 1998, announcing that, on May 3, 1998, the Company, Bowmar Instrument Corporation and Bravo Acquisition Subsidiary entered into an Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Electronic Designs, Inc. (Registrant)
                                        ----------------------------------------



Dated: August 12, 1998
                                        /s/ Frank D. Edwards
                                        ----------------------------------------
                                        Frank D. Edwards, Senior Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer and
                                        Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------

11              Statement re: Computation of Per Share Earnings

27.1            Financial Data Schedule